Form 10-K
period 2014-06-30
FIRST MARBLEHEAD CORP
filed 2014-09-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held on December 31, 2013 by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $61,857,733 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2013. For the purposes of the immediately preceding sentence, the term “affiliate” refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2013 and ownership excludes shares issuable upon vesting of restricted stock units and exercise of outstanding stock options.

Number of shares of the registrant’s common stock outstanding as of September 8, 2014: 11,521,957.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2014. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers of the Registrant” and “Code of Ethics” in Part I of this annual report, respectively) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2014

FIRSTMARBLEHEAD and MONOGRAM are registered service marks and GATE is a service mark of The First Marblehead Corporation. BORROWSMART is a registered service mark of Tuition Management Systems LLC. UNION FEDERAL is a registered service mark of Union Federal Savings Bank. COLOGY and VOLTA are service marks of Cology LLC. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, and the proposed dissolution of Union Federal Savings Bank, including the timing of any such dissolution, and any costs relating to the dissolution, or a decision not to proceed with the proposed dissolution for any reason, including, without limitation, the failure to receive the necessary corporate or regulatory approvals, other than statements of historical facts, are forward-looking statements. The words

“anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report, and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 10, 2014.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” and “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2014 as “fiscal 2014.”

Item 1.	Business

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, as discussed below, we offer a number of other services on a stand-alone fee-for-service basis in support of our clients, including tuition management, loan processing and disbursement, loan origination, portfolio management and securitization services.

Through FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal, we offer traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency, or OCC, and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. On June 13, 2014, Union Federal notified FMD that it would no longer originate education loans under its Monogram-based loan program. We expect the dissolution process to be complete by the end of fiscal 2015.

Our product and service offerings are focused on the following three principal revenue lines:

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

•

Fee-for-service—Loan origination, portfolio management, analytical and structuring services and tuition management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems, LLC, which we refer to as TMS. TMS provides such services on behalf of over 700 educational institutions. In addition, through FMD’s subsidiary Cology LLC, we earn fees for the processing and disbursement of education loans on behalf of its approximately 300 credit union and other lender clients.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics capabilities provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

Education loans are funded by private sector lenders and are not guaranteed by the federal government. They are intended to be used by borrowers who have first utilized other sources of education funding, including family savings, scholarships, grants and federal and state loans. For the 2012-2013 academic year, we believe that there was a “funding gap” in post-secondary education in the United States of approximately $150 billion between the costs of attendance and these sources of education funding, based on information from the National Center for Education Statistics and The College Board. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. We also believe that education loan products will continue to be necessary for students and their families after applying family savings and exhausting all available scholarships, grants and federal and state loans.

The lifecycle of an education loan, which can be over 20 years long, consists of a series of processes, many of which are highly regulated, and involves many distinct parties. As a result, the activities associated with designing, implementing, financing and administering education loan programs are complex, resource intensive and costly. We offer specialized knowledge, experience and capabilities to assist clients in participating in the education loan market. Our service offerings are intended to serve a range of potential client needs throughout the life-cycle of an education loan. For example, we can assist clients in developing all aspects of an education loan program based on our Monogram platform, or we can provide tailored loan origination, portfolio management and other services to meet our clients’ specific needs. In addition, through TMS, we provide students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options.

Our clients in the past have typically been lenders that desired to supplement their existing federal education loan or other consumer lending programs with a private education loan offering. In response to legislative changes that eliminated the Federal Family Education Loan Program, or FFELP, as of July 2010, many lenders have re-evaluated their business strategies related to education lending. We believe that these legislative changes as well as general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, including education loans, have contributed to an overall reluctance by many lenders to focus on their education lending business segments. As a result, we believe that there is significant unmet demand for education loans and generally less competition than previously in addressing that demand. As market conditions for other consumer finance segments improve, we believe that more lenders will focus on education lending and consider education loans as part of an array of consumer lending products offered to their customers. One of our primary goals is to educate national and regional lenders on the opportunity to provide education loans in a manner that meets their desired risk control and return objectives. A related challenge, although growth in our partnered lending activities is not contingent upon it, is to successfully finance education loans generated through our Monogram platform through capital market transactions or other sources of capital.

Our near-term financial performance and future growth depend, in large part, on growing our client base by successfully marketing our Monogram platform, TMS services and Cology LLC services.

Business Model

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings. In fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. In fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to educational institutions and students through TMS. In fiscal 2013, we began providing education loan processing and disbursement services to credit union and other lender clients through Cology LLC. As of September 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients.

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

We designed our Monogram platform to generate recurring revenue with less dependence on the securitization market and third-party credit enhancements. In connection with our Monogram platform, we have invested, and may continue to invest, specified amounts of capital as a credit enhancement feature to various lenders’ loan programs. The amount of any contribution offered to a particular lender would be determined by the anticipated size of the lender’s program, the underwriting guidelines of the program and the particular terms of our business relationship with the lender. We believe this approach provides assurances to lenders that we are committed to the quality of our new proprietary scoring models and risk mitigation and pricing strategies. In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancement by funding participation accounts to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections, if any, for program loans. To the extent that outstanding loan volume decreases as a result of repayment, or if actual loan volumes or default experience are less than reflected in our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans.

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

Marketing Support

While creating their loan marketing programs, lenders face choices in the channels and media available to them to reach potential borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns and print advertising. As part of our Monogram platform, we can provide marketing support services for a fee based on loan volume disbursed, depending on the level of services provided to each client. With our focus on school-certified loan programs, we also believe that financial aid offices and other school contacts are, and will continue to be, an important distribution channel. In addition, we believe that TMS’ relationships with educational institutions and potential borrowers will complement our distribution strategy.

Loan Origination

As part of our Monogram platform, we offer loan origination services for a fee based on loan volume disbursed. We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, for use in providing loan processing services.

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

We work with a network of vendors to manage education loans on behalf of our clients. The Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, provides the servicing for a majority of the loans we facilitate. Generally, loan servicers establish and maintain contact with borrowers whose loans are current and collection agencies establish and maintain contact with borrowers whose loans are delinquent or defaulted. Duties of the portfolio management vendors include, for example, preparing repayment invoices, payment collection, maintaining borrower payment records, responding to borrower inquiries and reporting information to the loan owner. In addition, portfolio vendors may perform skip-tracing services, make collections calls and conduct other collections activities, and report borrower delinquencies or defaults to credit bureaus.

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

Securitizations have historically provided several benefits to lenders and developed into a diverse, flexible funding mechanism for the financing of private education loan pools. Among other things, securitizations enabled lender clients to sell potentially otherwise illiquid assets in both the public and private securities markets, and to limit credit and interest rate risk. Although this flexibility added to the complexity of the funding process, it also enabled the originating lender to reduce the cost of financing and recycle capital, thereby improving the economics of the loan program and improving loan terms by passing incremental savings back to the borrower.

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

We believe that conditions in the capital markets generally improved in fiscal 2014 as compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. In addition, in calendar 2013, private and federal education loan ABS issuances combined exceeded $20.0 billion for the second calendar year in a row. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

TMS earns enrollment and transaction-based fees from students and families that participate in its various payment plans. Enrollment fee revenue is recognized over the period in which services are provided to customers. Transaction-based fees are recognized in the period the transaction takes place. TMS also earns fees from schools for various billing, payment processing, refund management, implementation and subscription services. These fees are recognized over the period in which the services are provided. We believe that the size and quality of TMS’ customer base provides an opportunity to expand our school relationships and offer diversified products and services that complement our education finance and loan processing capabilities, as well as serving as a source of significant recurring revenue.

Cology LLC

Cology LLC is a leading supplier of outsourced loan origination and technology solutions to education loan providers, including credit unions, community, regional and national banks and educational institutions. Through its services, Cology LLC provides easy market entry options for existing and new providers, targeted growth strategies to help organizations expand their education lending businesses and customized portfolio management services to help optimize the quality and performance of their education loan assets. These services include:

•	Custom program design consultation—helping lenders and providers develop programs that meet the specific needs of their customers and members;

•	Implementation and product launch services—providing quality and speed to market;

•

Outsourced back-office services, including application intake, underwriting, document collection and disbursement—providing the people and processes needed to support lender programs without the need for significant infrastructure; and

•	Outsourced and remote-access technology solutions—offering the flexibility to manage and administer the programs on a versatile, customizable technology platform.

Cology LLC supports over 700 education loan programs and provides education loan solutions to approximately 300 credit union and other lender clients.

General Developments

We have summarized below certain developments affecting our business since the beginning of fiscal 2014:

•

On November 12, 2011, we received notice that the Massachusetts Appellate Tax Board, or ATB, had issued an order, which we refer to as the ATB Order, in cases related to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD, for fiscal 2004 through fiscal 2006. On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order, which we refer to as the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. On December 18, 2013, the Massachusetts Supreme Judicial Court, or SJC, notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has informed us that it expects to schedule oral arguments for early October 2014. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of June 30, 2014, we had accrued a total income tax liability of $25.9 million, including interest, on our consolidated balance sheet related to this matter. See Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

Our federal income tax returns have been under audit by the Internal Revenue Service, or IRS, in connection with the sale of the trust certificate of NC Residual Owners Trust, which we refer to as the Trust Certificate. We announced on August 15, 2013 that, as part of that audit process, we expected to receive a Notice of Proposed Adjustment, or NOPA, from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received in the amounts of $176.6 million in connection with our sale of the Trust Certificate and the $45.1 million income tax refund received in October 2010. The NOPAs also propose to require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. The NOPAs are only initial IRS positions and not final determinations and, as a result, do not require any tax payment at this time. We did not record an accrual for this matter in our consolidated financial statements at June 30, 2014. We are vigorously contesting the proposed adjustments with the IRS and we continue to believe we have a strong position as it relates to this matter. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. See Item 3, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On November 12, 2013, the FMD stockholders approved a 1-for-10 reverse stock split of FMD’s issued and outstanding shares of common stock, which was effected on December 2, 2013. In addition, FMD’s authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. The shares of common stock retained a par value of $0.01 per share. Our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of this annual report give retroactive effect to the reverse stock split for all periods presented. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

•

On January 23, 2014, FMD, Union Federal and RBS Citizens, N.A., or Citizens, entered into a loan purchase and sale agreement. Pursuant to the loan purchase and sale agreement, Union Federal agreed to sell to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest. On March 28, 2014, Union Federal completed the first of what was expected to be two closings by selling to Citizens a portfolio of education loans with an aggregate outstanding principal balance of approximately $39.8 million. Union Federal received $43.1 million in sale proceeds and recognized an approximately $1.4 million gain on the sale.

•

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery, or Chancery Court, against NC Residuals Owners Trust, which we refer to as NC Residuals, and The Wilmington Trust Company in its capacity as owner trustee, which we refer to as the Owner Trustee, of certain of the securitization trusts that we previously facilitated, which we refer to as the GATE Trusts. The action seeks declaratory relief and specific performance related to claims by NC Residuals that it has certain legal and beneficial interests in the GATE Trusts and breach by NC Residuals of certain of its contractual obligations. In particular, NC Residuals has claimed ownership of the GATE Trusts and also demanded delivery of all cash distributions received on or after March 31, 2009 related to the GATE Trusts. See Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies—NC Residuals Owners Trust Litigation,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On April 30, 2014, FMD, First Marblehead Education Resources, Inc., or FMER, and SunTrust Bank entered into a twelfth amendment, effective as of May 1, 2014, to the loan program agreement, as amended, among FMD, FMER and SunTrust Bank, which we refer to as the SunTrust Loan Program Agreement. The twelfth amendment, among other things, allows SunTrust Bank to offer the Union Federal® Private Student Loan Program funded by SunTrust Bank, upon satisfaction of mutual conditions set forth in the twelfth amendment. On June 13, 2014, the mutual conditions were satisfied and the Union Federal® Private Student Loan Program funded by SunTrust Bank was launched. Among other things, on June 13, 2014, Union Federal notified FMD that it would no longer originate education loans under its Monogram-based loan program.

•

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. We expect the dissolution process to be complete by the end of fiscal 2015.

•

On May 30, 2014, FMD, FMER and SunTrust Bank entered into a thirteenth amendment, effective as of June 1, 2014, to the SunTrust Loan Program Agreement. Among other things, the thirteenth amendment extended the term of the SunTrust Loan Program Agreement to the earlier of September 30, 2017 or the date on which the account funded by FMD to provide credit enhancement for defaulted education loans under the program has reached its mutually agreed upon dollar limit. The thirteenth amendment also decreased the amount of credit enhancement FMD will provide to serve as a first-loss reserve for education loans under the program.

•

On June 25, 2014, FMD, Union Federal and Citizens entered into a new loan purchase and sale agreement. Pursuant to this June 2014 loan purchase and sale agreement, Union Federal sold to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest. The portfolio of education loans included certain education loans that were originally going to be sold as part of the expected second closing under the January 2014 loan purchase and sale agreement discussed above. Union Federal received $20.3 million in sale proceeds and recognized an approximately $700 thousand gain on the sale.

Outlook

Our long-term success depends on our ability to attract additional lender clients and otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. As of September 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current partner lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients, including clients of Cology LLC. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Cology LLC and our ability to obtain financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of loan acquisition.

Competition

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS and LendKey Technologies, Inc. and Campus Door Holdings, Inc. compete directly with Cology LLC.

To the extent that loan originators, including our clients or former clients, develop an internal capability to provide any of the services that we currently offer, demand for our services would decline. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not engage us for our services. Demand for our services could also be affected by developments with regard to federal loan programs. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Education lenders are more focused on private education loans and some may seek to develop an internal capability to conduct the services we provide, which could result in a decline in the potential demand for our service offerings. We believe the most significant competitive factors in terms of developing education loan products are technical and legal competence, including in connection with the process of originating education loans, cost, data relating to the performance of education loans, risk analytics capabilities, capital markets experience and reliability, quality and speed of service. We differentiate ourselves from other service providers by the range of services we can provide our clients, in a “turn-key” manner.

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

TMS

TMS maintains advanced proprietary systems in connection with the delivery of hosted, integrated education payment and refund solutions to schools and students and their families.

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

Intellectual Property

FIRSTMARBLEHEAD, the checkered logo, MONOGRAM, MONTICELLO STUDENT LOANS and NATIONAL COLLEGIATE TRUST are registered service marks and GATE, GATE GUARANTEED ACCESS TO EDUCATION and PREPGATE are service marks of FMD. BORROWSMART, HELPING FAMILIES AFFORD EDUCATION, the partial apple logo, THE PROVEN PATH TO PAID STUDENTS IN YOUR CLASSROOMS, TUITION MANAGEMENT SYSTEMS, INC. and TUITIONCHARGE are registered service marks of TMS. UNION FEDERAL is a registered service mark of Union Federal. COLOGY, SABERTOOTH and VOLTA are service marks of Cology LLC. The federal registrations for these registered service marks expire at various times between 2015 and 2020, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks.

Education Loan Market Seasonality

Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing during the summer and early fall months with the approach of tuition payment dates. We have also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operational results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

Union Federal Regulatory Matters

In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally-chartered thrift that is regulated by the OCC. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. See

“—Government Regulation” below and “Risk Factors—Risks Related to Regulatory Matters” included in Item 1A of this annual report for additional information.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distribution to FMD stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distributions to FMD stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to be a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

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

As a federally-chartered thrift, Union Federal’s primary bank regulator is the OCC. As a savings and loan holding company, FMD is regulated by the Federal Reserve. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act, or HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) are expected, over time, to alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act imposes consolidated capital requirements on savings and loan holding companies, but they are not effective until five years after enactment of the Dodd-Frank Act.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

The Department of Education is currently engaged in a negotiated rulemaking process with respect to Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses, and otherwise manages funds received under Title IV of the Higher Education Act of 1965. Among other things, there are current proposals under discussion in the rulemaking that would revise existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balances. It is possible that any revised provisions, once adopted and implemented, will limit the fees that we are able to charge related to disbursing refunds via prepaid cards, impact the terms and conditions under which refunds may be provided on those cards and reduce the number of institutions interested in disbursing refunds via prepaid cards, any of which could impede our ability to offer prepaid cards as a refund management option.

The consumer assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we facilitated prior to fiscal 2009 have involved sales by financial institutions regulated by the Federal Deposit Insurance Corporation, or FDIC, and other parties which represented and warranted that the assets in question were originated in compliance with all applicable law and were valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts have benefited from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets.

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

Employees

We had 294 employees at June 30, 2014, compared to 302 employees at June 30, 2013.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 10, 2014, including their ages as of such date:

Name	Age	Position
Daniel Meyers	51	Chief Executive Officer and Chairman of the Board of Directors
Seth Gelber	35	Managing Director, President, Chief Operating Officer and a member of the Board of Directors
Alan Breitman	44	Managing Director, Chief Financial Officer and Chief Accounting Officer
William Baumer	53	Managing Director and Chief Risk Officer
Barry Heneghan	40	Managing Director, Business Development and Product Strategy
Suzanne Murray	40	Managing Director, General Counsel and Secretary

Set forth below is certain information regarding the business experience of each of the above-named persons.

Daniel Meyers is a co-founder of First Marblehead. He has served as FMD’s Chief Executive Officer and as a member of the FMD Board of Directors since September 2008, and as Chairman of the Board of Directors since May 2010. From September 2008 to August 2013, he served as FMD’s President. Mr. Meyers also served as FMD’s Chief Executive Officer and Chairman of the Board of Directors from FMD’s incorporation in 1994 to September 2005 and as President from November 2004 to September 2005. Since October 2006, Mr. Meyers has served as the sole member, Chairman and Chief Executive Officer of Sextant Holdings, LLC, a private investment firm. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF Rothschild Unterberg Towbin and Commodities Corporation, each of which were financial services firms. He began working on ABS financings in 1986. He currently serves as the Chair Emeritus of the Board of the Curry School of Education Foundation, as well as a consulting member of the finance committee of the Board of Visitors at the University of Virginia. Additionally, he is the Chairman of the Board of Steward Medical Group, a unit of Steward Healthcare System, a system of 11 hospitals headquartered in Boston, Massachusetts. He also serves on the Board of the Forum for the Future of Higher Education and is a member of the Education Funding Committee of the Consumer Bankers Association. Mr. Meyers received an A.B. in Economics from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

Seth Gelber has served as a member of the FMD Board of Directors since November 2013, FMD’s President since August 2013, Chief Operating Officer since August 2012 and as a Managing Director since September 2008. He served as FMD’s Chief Administrative Officer from March 2010 to August 2012 and as FMD’s Senior Vice President, Corporate Development from August 2008 to September 2008. From 2001 to 2006, Mr. Gelber held various positions at FMD in the Capital Markets and Product Strategy groups. Since October 2006, Mr. Gelber has served as President of Sextant Holdings, LLC, a private investment firm, the sole member of which is Mr. Meyers. From 1998 to 2001, Mr. Gelber served as a Legislative Assistant to Congressman Jack Quinn (N.Y.), primarily focused on education, telecommunication and banking legislation. Mr. Gelber received a B.A. from The George Washington University.

Alan Breitman has served as FMD’s Managing Director, Chief Financial Officer and Chief Accounting Officer since August 2014. He served as a Managing Director of Corporate Fuel Advisors, LLC, a boutique investment bank working with middle market companies, from October 2006 to July 2014. From May 2001 to September 2006 and from September 1998 to October 1998, Mr. Breitman served as the Chief Financial Officer of MetroLights Advertising, LLC, a privately held domestic outdoor advertising company. From November 2000 to May 2001, he served as the Chief Financial Officer of TechSpace, Inc., a privately held provider of shared office space. From November 1998 to October 2000, he served as the Vice President Finance and Accounting and Treasurer of Register.com, Inc., a publicly held international registrar of domain names. From August 1997 to August 1998, Mr. Breitman served as the Manager of Financial Planning and Analysis at Allaire Corporation, a publicly held developer of Internet development tools. From May 1997 to July 1997, he served as the Manager of Financial Planning and Analysis for Datamedic, a privately held developer of integrated point of care computerized patient record and practice management solutions. From May 1996 to May 1997, Mr. Breitman worked as both the Accounting Manager and Financial Analyst for Visibility, Inc., a privately held developer of manufacturing accounting systems. From 1995 to 1996, he was the Manager of Internal Financial Reporting for XTRA Corporation, a publicly held transportation lessor, and from 1992 to 1995, he was an auditor at Coopers & Lybrand, LLP, where he worked primarily with high technology and financial services companies. Mr. Breitman received a B.S. in business from Skidmore College.

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

Barry Heneghan has served as FMD’s Managing Director, Business Development and Product Strategy since January 2011. From August 2008 to December 2010, he served as a consultant to FMD. From February 2006 to August 2008, when it ceased active operations, Mr. Heneghan served as the Chief Executive Officer and President of Think Financial, a student loan marketing company. From 1996 to January 2006, Mr. Heneghan held various positions at FMD in the Business Development, Corporate Development and Product Strategy groups. From 1993 to 1996, Mr. Heneghan served as a Legislative Assistant to Congressman Jack Quinn (N.Y.). Mr. Heneghan received a B.A. from The George Washington University and an M.A. from Pennsylvania State University and attended the London School of Economics.

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

Code of Ethics

We have adopted a code of conduct that applies to FMD employees and officers, including FMD’s principal executive officer, principal financial officer, principal accounting officer or controller or persons serving similar functions. We have also adopted a statement of business ethics that applies to FMD directors. We will provide a copy of FMD’s code of conduct and statement of business ethics for FMD directors to any person without charge, upon written request to: Corporate Secretary, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199. FMD’s code of conduct and statement of business ethics for FMD directors, as well as FMD’s corporate governance guidelines and the charters of the standing committees of the FMD Board of Directors, are posted on our website at www.firstmarblehead.com under the heading “For Investors—Corporate Information—Governance Documents,” and each of these documents is available in print to any stockholder who submits a written request to FMD’s corporate secretary. If we amend FMD’s code of conduct in the future or grant a waiver under FMD’s code of conduct to any of the FMD directors or executive officers, including FMD’s principal executive officer, principal financial officer, principal accounting officer or controller or anyone performing similar functions, we intend to post information about such amendment or waiver on our website.

Item 1A.	Risk Factors

Investing in FMD common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this annual report. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected, which, in turn, could have a negative impact on the price of FMD common stock. Although we have grouped risk factors by category, the categories are not mutually exclusive. Risks described under one category may also apply to another category, and you should carefully read the entire risk factors section, not just any one category of risk factors.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as loan origination services and portfolio management. In fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. In fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to education institutions and students through TMS. In fiscal 2013, we began providing education loan processing and disbursement services to credit union and other lender clients through Cology LLC. Successful sales of our service offerings, particularly our Monogram platform, TMS offerings and Cology LLC offerings, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of September 10, 2014, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences or compete for skilled professionals, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. We are uncertain of the total application volume for fiscal 2015 and beyond, the extent to which application volume will ultimately result in disbursed loans and the overall characteristics of the disbursed loan portfolio.

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since fiscal 2008, we have not facilitated securitization transactions to support the long-term funding of education loans, and commercial banks may be facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal and private education loan marketing have been eliminated by legislation that eliminated FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative and regulatory changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may be less attractive to commercial banks than in the past. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments.

Some of our former clients and competitors have exited the education loan market completely. To the extent that commercial banks exit the education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address this market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to successfully finance education loans generated through our Monogram platform through capital market transactions or other sources of capital. We cannot assure you that we will be successful in either the short-term or the long-term in meeting these challenges.

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our current lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, we have been required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates than are available today.

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

•

We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, particularly given that one of our current partner lender clients provides the majority of our Monogram-based loan program fees, which subjects us to concentration risk as it relates to this revenue stream.

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

•

We need to continue to actively manage our expenses in the current economic environment to better align costs with our business. In the past we have engaged in cost reduction initiatives and we may need to engage in similar cost reduction initiatives in the future. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences. If we are unable to successfully manage our expenses and run our business in a cost-effective manner, our results of operations would be harmed and it may impact our return to profitability.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of June 30, 2014, the fair value of our funded credit enhancements was $15.8 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

Based on the range of services that we offer, we believe that Sallie Mae is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS and LendKey Technologies, Inc. and Campus Door Holdings Inc. compete directly with Cology LLC.

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

Although we believe that our capital resources as of June 30, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. See Item 3, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other personnel who have critical industry experience and relationships. There is significant competition for talented individuals in our industry, which affects both our ability to retain key employees and hire new ones. Members of our senior management team have left First Marblehead over the years for a variety of reasons, and we cannot be certain that there will not be additional departures, which may be disruptive to our operations. The loss of the services of any of our officers or key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.

If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and derive the estimates and assumptions we make in preparing our consolidated financial statements and cash flow models. We have also developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past several years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

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

As of June 30, 2014, PHEAA served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action lawsuits, and on August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD and certain of FMD’s current and former officers and on October 23, 2013 a different plaintiff filed a related derivative action in the same court against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors. We are generally obligated, to the extent permitted by law, to indemnify our current and former officers and directors who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

In April 2014, we filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action seeks declaratory relief and specific performance related to claims by NC Residuals that it has certain legal and beneficial interests in the GATE Trusts and breach by NC Residuals of certain of its contractual obligations. In particular, NC Residuals has claimed ownership of the GATE Trusts and also demanded delivery of all cash distributions received on or after March 31, 2009 related to the GATE Trusts. See Item 3, “Legal

Proceedings,” and Note 13, “Commitments and Contingencies—NC Residuals Owners Trust Litigation,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments with respect to, or an adverse resolution of, this matter could have a material adverse effect on our consolidated financial position and results of operations. In addition, we could incur substantial costs related to pursuing this litigation and it could divert our management’s attention from our operations.

The dissolution of Union Federal may be time consuming and costly.

As of September 10, 2014, Union Federal is in the process of developing the voluntary dissolution plan and an estimate of related charges. Our current estimate of charges related to the voluntary dissolution plan is $3.0 million in the aggregate, which may increase over time. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. The costs associated with the dissolution of Union Federal could be significant and material. In addition, Union Federal may require assistance in the dissolution process and may require significant attention and resources of FMD’s management.

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

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has informed us that it expects to schedule oral arguments for early October 2014. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of June 30, 2014, we had accrued a total income tax liability of $25.9 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal of this matter with the ATB, it is on hold pending resolution of our appeal of the ATB Order. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See Item 3, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information on these matters.

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

Although we believe that our capital resources as of June 30, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. See Item 3, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include income taxes relating to uncertain tax positions under Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, the valuation of our service revenue receivables and deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

We have guaranteed the performance of Union Federal’s obligations under three loan purchase and sale agreements and have agreed to provide an indemnity for third-party claims on behalf of Union Federal under an indenture. We may incur substantial costs if we have to perform obligations of Union Federal or indemnify third parties, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 13, “Commitments and Contingencies—Performance Guaranty,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we could incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In connection with Union Federal’s sales of two education loan portfolios to Citizens in March 2014 and June 2014, Union Federal agreed to repurchase education loans under certain circumstances. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below. Furthermore, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations, under the loan purchase and sale agreements and agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the closing dates for the loan sales, as applicable. See Note 13, “Commitments and Contingencies—Indemnifications—Citizens Loan Sales,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreements, including its loan repurchase obligations, FMD would be required to perform such obligations. We may also incur substantial costs in the event of an indemnification claim under the loan purchase and sale agreements. Any of these events could have a material adverse effect on our liquidity or financial condition.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender under the facility based on loan origination errors under the facility. See Note 13, “Commitments and Contingencies—Indemnifications—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

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

In addition to higher interest rates, other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates. If the prepayment or default rates increase for the education loans held by us or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of FMD common stock and could also prevent, or make more challenging, any future portfolio funding transactions.

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

At June 30, 2014, we had $20.1 million of goodwill and $21.8 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. TMS’ business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of TMS school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. Cology LLC’s business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned, a lack of acceptance of Monogram products and services by its credit union and other lender clients, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

Our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, a return to profitability is dependent on a number of factors, including the facilitation of loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs or other financing alternatives, expense management and growth at TMS and Cology LLC. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

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

The SEC is considering new rules governing issuance of securities backed by education loans, which may affect the desirability of issuing this type of ABS as a funding strategy. In addition, the Dodd-Frank Act grants federal banking regulators substantial discretion in developing specific risk retention requirements for all types of consumer credit products and requires the SEC to establish new data requirements for all issuers, including standards for data format, asset-level or loan-level data, the nature and extent of the compensation of the broker or originator and the amount of risk retention required by loan securitizers.

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

As a federally-chartered thrift, Union Federal’s primary bank regulator is the OCC. As a savings and loan holding company, FMD is regulated by the Federal Reserve. The Dodd-Frank Act imposes consolidated capital requirements on savings and loan holding companies, but these requirements are not effective until five years after enactment of the Dodd-Frank Act.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

The Department of Education is currently engaged in a negotiated rulemaking process with respect to Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses, and otherwise manages funds received under Title IV of the Higher Education Act of 1965. Among other things, there are current proposals under discussion in the rulemaking that would revise existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balances. It is possible that any revised provisions, once adopted and implemented, will limit the fees that we are able to charge related to disbursing refunds via prepaid cards, impact the terms and conditions under which refunds may be provided on those cards and reduce the number of institutions interested in disbursing refunds via prepaid cards, any of which could impede our ability to offer prepaid cards as a refund management option.

We are subject to regulation as a savings and loan holding company, and Union Federal is regulated extensively. We could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply.

As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company, and our business is limited to activities that are financial or real-estate related. FMD is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve and the OCC each have certain types of enforcement authority over us, including the ability in certain circumstances to impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan. In addition, we could incur significant penalties if we fail to comply.

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, a failure to meet minimum capital requirements could result in initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and our consolidated financial statements.

We could incur additional costs in complying with regulations applicable to savings and loan holding companies and federally-chartered thrifts, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules depends largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to retain qualified compliance personnel.

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

The CFPB and, more recently, the OCC and the Federal Reserve, have issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with certain of our partner lender clients, and adversely affect the overall desirability of private education loan assets to investors.

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. Legislation has been introduced in both houses of the U.S. Congress that would generally end the bankruptcy exemption from dischargeability for certain private education loans. If enacted as initially proposed, this legislation would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. This legislation is substantially similar to legislation that was previously introduced in both houses of the U.S. Congress. If enacted, such legislation may adversely affect the performance of the education loans under our Monogram platform, restrict the availability of capital to fund education loans and increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

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

Risks Related to Ownership of FMD Common Stock

The price of FMD common stock may be volatile.

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

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

•

the purported class action filed against FMD and certain of FMD’s current and former officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors in the United States District Court for the District of Massachusetts in October 2013;

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

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance; or

•

Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. In August 2013, a purported class action was filed against FMD and certain of FMD’s current and former officers in the United States District Court for the District of Massachusetts. The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the action. In addition, in October 2013, a different plaintiff filed a related derivative action in the same court against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors. The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures.

The defendants in each action intend to vigorously defend themselves, however, there can be no assurance that the defenses will be successful, and regardless of the merits of their defenses, the price of FMD common stock could be adversely affected by a perception of risk in connection with these lawsuits, including any such perception that may arise out of any adverse developments and/or an adverse resolution of either lawsuit. In addition, adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of FMD common stock. Although we carry insurance for these types of claims, we are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

Stockholders that own large blocks of FMD common stock could substantially influence matters requiring approval by FMD stockholders and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 9.4% of the outstanding shares of FMD common stock as of June 30, 2014, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

Some provisions in FMD’s restated certificate of incorporation and amended and restated by-laws may deter third parties from acquiring us.

FMD’s restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of the FMD Board of Directors, including the following:

•	Only the FMD Board of Directors, FMD’s Chairman of the Board or FMD’s President may call special meetings of FMD stockholders;

•	FMD stockholders may take action only at a meeting of FMD stockholders and not by written consent;

•	We have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•

FMD’s directors may be removed only for cause by the affirmative vote of a majority of the directors present at a meeting duly held at which a quorum is present, or by the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	We impose advance notice requirements for stockholder proposals.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that FMD stockholders might consider to be in their best interests.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that FMD stockholders might consider to be in their best interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices related to our continuing operations in Medford, Massachusetts, Warwick, Rhode Island, Mather, California, Scottsdale, Arizona, and Bedford, Massachusetts.

The following table summarizes information as of September 10, 2014 with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA	Headquarters	26,296	2015
Medford, MA	Loan Processing	84,458	2017
Warwick, RI	TMS	27,249	2015
Mather, CA	Cology LLC	10,297	2016
Scottsdale, AZ	Cology LLC	2,911	2016
Bedford, MA	Information Technology	3,000	2015

In connection with our expense control initiatives, we have sought to reduce our occupancy costs. In particular:

•

The lease relating to our Bedford, Massachusetts location expires in January 2015 and will not be renewed. We entered into an agreement with a data center provider in Northborough, Massachusetts for a license to exclusively use certain space within the data center as a replacement for our Bedford, Massachusetts location. The effective date of the agreement is September 1, 2014 with a commencement date of December 1, 2014 for a term of one year with renewal options. We expect that the Northborough, Massachusetts space will result in cost savings for us.

•

The lease relating to our Medford, Massachusetts location originally covered 153,156 square feet. In November 2010, we amended the lease which, among other things, reduced the rented space by 59,790 square feet as of April 1, 2011 and extended the term of the lease to March 31, 2017. In July 2011, we further reduced the leased space by 8,908 square feet.

•

The lease relating to our Boston, Massachusetts location originally covered 57,647 square feet. In March 2014, we amended the lease which, among other things, reduced the rented space by 31,351 square feet as of March 31, 2014 and extended the term of the lease to March 31, 2015.

•	In June 2014, we entered into a sublease agreement for our Scottsdale, Arizona location through the remainder of our lease term.

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.	Legal Proceedings

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

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

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails, by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740 and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our consolidated financial statements at June 30, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments with the IRS, and we continue to believe we have a strong position as it relates to this matter; however, we cannot predict the timing or outcome of the IRS audit. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond, which could have a significant cost and, depending on our financial condition, may not be obtainable, in order to prevent collection of the tax deficiency.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

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

On April 17, 2013, the ATB issued the ATB Opinion. We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile, and, therefore, were subject to 100% Massachusetts apportionment.

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has informed us that it expects to schedule oral arguments for early October 2014. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of June 30, 2014, we had accrued a total income tax liability of $25.9 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of our appeal of the ATB Order. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months if a decision is rendered by the SJC. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In December 2013, the court appointed a lead plaintiff and lead counsel. On February 20, 2014, an amended complaint was filed by the lead plaintiff and contained similar allegations as the earlier complaint. On April 7, 2014, we filed a motion to dismiss the amended complaint. On May 22, 2014, the lead plaintiff filed its opposition to our motion to dismiss. On June 23, 2014, we filed a reply brief in support of our motion to dismiss the amended complaint. On June 30, 2014, the court heard arguments on the motion to dismiss. A class has not been certified in the action as of September 10, 2014.

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current and former members of the FMD Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley, and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action.

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defenses will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations. In addition, the costs associated with the defenses will be incurred by FMD. We are not presently able to estimate potential losses, if any, related to the lawsuits and, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could be material to our consolidated financial statements.

NC Residual Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN, and seeks declaratory relief and specific performance as described below.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of June 30, 2014, the value of the GATE Trusts on our consolidated balance sheet was $12.0 million and, through June 30, 2014, the GATE Trusts had generated cash distributions of $5.2 million, of which $1.5 million is currently being withheld. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

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

FMD and NC Residuals have agreed to submit this matter to non-binding mediation and, as such, NC Residuals has not yet answered FMD’s complaint. The non-binding mediation is scheduled for September 22, 2014. We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments or an adverse resolution could have a material adverse effect on our consolidated financial position and results of operations.

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those referenced above, that would have a material adverse impact on our operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

FMD common stock is listed on the New York Stock Exchange, or NYSE, under the trading symbol FMD. The following table sets forth the high and low sales prices of FMD common stock, as reported by the NYSE, for each quarterly period within our two most recent fiscal years, all adjusted for the 1-for-10 reverse stock split that was effective on December 2, 2013:

	High	Low
Fiscal 2014
First Quarter	$19.20	$6.70
Second Quarter	10.50	5.90
Third Quarter	7.50	5.40
Fourth Quarter	6.23	4.00

Fiscal 2013
First Quarter	$12.40	$10.00
Second Quarter	11.60	6.10
Third Quarter	10.90	7.60
Fourth Quarter	13.00	9.80

Computershare Trust Company, N.A. is the transfer agent and registrar for FMD common stock. As of the close of business on September 8, 2014, we had 51 holders of record of FMD common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

Historically, we have compared the return of FMD common stock to that of the Dow Jones U.S. Index and the Dow Jones U.S. Financial Services Index. However, beginning with this annual report, we chose to compare the return of FMD common stock to that of the Russell 2000 Index and the Dow Jones U.S. Specialty Finance Index. For purposes of a broad equity market comparison, we chose the Russell 2000 Index as it measures the performance of the small-cap segment of the U.S. equities market with constituents that are more closely aligned to FMD in terms of size, market capitalization and liquidity than under the Dow Jones U.S. Index. For purposes of an industry index comparison, we chose the Dow Jones U.S. Specialty Finance Index, a subsector of the Dow Jones U.S. Financial Services Index, as it is limited to companies that are more closely aligned with FMD’s business.

The following graph compares the cumulative five-year total return attained by stockholders on FMD common stock relative to the cumulative total returns of the Dow Jones U.S. Index, the Russell 2000 Index, the Dow Jones U.S. Financial Services Index and the Dow Jones U.S. Specialty Finance Index. The graph tracks the performance of a $100 investment in FMD common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2009 to June 30, 2014.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

We did not declare any dividends in fiscal 2014 or fiscal 2013, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by the FMD Board of

Directors and will depend upon applicable regulatory approvals and our earnings, financial condition, capital and regulatory requirements and such other factors as the FMD Board of Directors deems relevant. In connection with the termination of the supervisory agreement that we had entered into in July 2009 with the OTS, which was the primary federal regulator of Union Federal prior to the OCC, the FMD Board of Directors adopted resolutions requiring FMD to notify the OCC in advance of any distributions to our stockholders in excess of $1.0 million in any fiscal quarter.

Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended June 30, 2014 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2014	—	$—	—	N/A
May 1 - 31, 2014	1,467	4.43	—	N/A
June 1 - 30, 2014	—	—	—	N/A

Total Purchases of Equity Securities(1)	1,467	$4.43	—

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Selected Financial Data

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

The results for fiscal year 2010 include the results of UFSB-SPV, a special purpose vehicle that financed certain education loans we originated. UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of Accounting Standards Update, or ASU, 2009-16 Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvement to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17.

	Fiscal years ended June 30,
	2014	2013	2012	2011	2010
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Tuition payment processing fees	$28,186	$26,668	$26,544	$12,904	$—
Administrative and other fees	13,640	11,238	9,778	10,338	11,960
Fair value changes to service revenue receivables	2,330	2,068	947	(23,178)	(13,567)

Total revenues	44,156	39,974	37,269	64	(1,607)
Expenses:
Compensation and benefits	36,251	39,317	41,145	35,868	39,586
General and administrative	47,629	51,950	59,901	54,295	54,781
Loss on education loans held-for-sale	—	—	—	—	69,702

Total expenses	83,880	91,267	101,046	90,163	164,069
Other income:
Net interest income	202	349	699	654	5,929
Gain from deconsolidation of trusts	—	—	9,514	—	—
Other income	582	2,112	2,475	8,399	—

Total other income	784	2,461	12,688	9,053	5,929

Loss from continuing operations, before income taxes	(38,940)	(48,832)	(51,089)	(81,046)	(159,747)
Income tax expense (benefit) from continuing operations	1,125	2,295	(17,956)	194	(25,457)

Net loss from continuing operations	(40,065)	(51,127)	(33,133)	(81,240)	(134,290)
Discontinued operations, net of taxes	2,498	930	1,135,361	(140,321)	(36,612)

Net (loss) income	$(37,567)	$(50,197)	$1,102,228	$(221,561)	$(170,902)

Net (loss) income per basic common share:
From continuing operations	$(3.55)	$(4.77)	$(3.00)	$(8.05)	$(13.49)
From discontinued operations	0.22	0.09	102.82	(13.90)	(3.68)

Total basic net (loss) income per common share	(3.33)	(4.68)	99.82	(21.95)	(17.17)

Net (loss) income per diluted common share:
From continuing operations	$(3.55)	$(4.77)	$(2.99)	$(8.05)	$(13.49)
From discontinued operations	0.22	0.09	102.59	(13.90)	(3.68)

Total diluted net (loss) income per common share	$(3.33)	$(4.68)	$99.60	$(21.95)	$(17.17)

Weighted-average shares outstanding:
Basic	11,270	10,735	10,157	10,092	9,954
Diluted	11,270	10,735	11,067	10,092	9,954

	June 30,
	2014	2013	2012	2011		2010
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,955	$58,599	$134,897	$165,564		$213,965
Short-term investments, at cost	40,057	55,179	85,007	48,005		50,000
Restricted cash	94,436	87,338	65,401	124,687		—
Education loans held-for-sale, at lower of cost or fair value	—	—	—	—		105,082
Deposits for participation interest accounts, at fair value	15,834	13,147	4,039	8,512		—
Service revenue receivables, at fair value	13,979	14,817	16,341	29,610		53,279
Goodwill and intangible assets	41,835	44,259	40,470	42,479		823
Income taxes receivable	—	—	—	—		12,184
Total assets from continuing operations	254,078	285,217	356,885	433,619		452,767
Total assets from discontinued operations	188,806	187,076	100,920	7,219,163		128,793
Restricted funds due to clients	94,272	86,994	104,981	124,194		—
Income taxes payable	26,582	25,923	23,414	39,979		—
Education loan warehouse facility	—	—	—	—		218,059
Total liabilities from continuing operations	133,559	127,495	146,151	188,413		253,597
Total liabilities from discontinued operations	162,827	165,471	84,666	8,344,308		110,822
Total stockholders’ equity (deficit)	146,498	179,327	226,988	(879,939	)*	217,252

*	The June 30, 2011 stockholders’ deficit includes an accumulated deficit of $1.13 billion related to the securitization trusts that we previously consolidated. Total stockholders’ equity at June 30, 2014 and June 30, 2013 no longer included this deficit as a result of the deconsolidation of these securitization trusts in fiscal 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our “Selected Financial Data” included in Item 6 of this annual report and “Financial Statements and Supplementary Data” included in Item 8 of this annual report. In addition to historical information, this discussion of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” included in Item 1A of this annual report.

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services through TMS as well as loan processing and disbursement services through Cology LLC. We also offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including loan origination, portfolio management and securitization services.

Through Union Federal, we offer traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios. On May 28,

2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. On June 13, 2014, Union Federal notified FMD that it would no longer originate education loans under its Monogram-based loan program. As a result of the planned dissolution and our evaluation under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, or ASC 205-20, we presented Union Federal as a discontinued operation in our consolidated financial statements. See Note 3, “Discontinued Operations—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

For a detailed description of our product and service offerings, see “Business—Overview” included in Item 1 of this annual report.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. As of September 10, 2014, we have loan program agreements with three lender clients for Monogram-based loan programs. The education loans that we originate on behalf of our partner lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our partner lender clients. As such, none of the references in this annual report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our partner lender clients.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based programs, excluding Union Federal, for fiscal 2014 and fiscal 2013, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these years, which with respect to fiscal 2013, included only the period from its October 19, 2012 acquisition through June 30, 2013. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Fiscal 2014			Fiscal 2013
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC (since acquisition)	Total
	(dollars in thousands)
Facilitated Loans	$89,268	$579,755	$669,023	$101,343	$164,462	$265,805
Disbursed Loans	90,659	548,750	639,409	98,260	310,949	409,209

The decline in Monogram-based loan volume from fiscal 2013 to fiscal 2014 was primarily the result of a reduction in marketing spend year-over-year. While the reduction in marketing expenses adversely impacted the level of loan volumes, the reduction improved our overall cost of loan acquisition from fiscal 2013 to fiscal 2014.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past six years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent in more recent years, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience any significant seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated for loans that have similar credit characteristics as the Monogram-based education loan portfolios.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2014 as compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. In addition, in calendar 2013, private and federal education loan ABS issuances combined exceeded $20.0 billion for the second calendar year in a row. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends, in large part, on our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings so that we may grow and diversify our client base and revenues. Facilitated and disbursed loan volumes are key elements of our financial results and business strategy, and we believe that the results to date demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past three years, including our school sales force and TMS, but we face challenges in increasing loan volumes. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis.

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the IRS, as well as the possible inclusion of additional taxable income for such tax years under audit. See “—Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012—Overall Results—Internal Revenue Service Audit,” below, Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients and otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. As of September 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current partner lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients, including clients of Cology LLC. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Cology LLC and our ability to obtain financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of loan acquisition.

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

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

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

•

An adverse outcome in the purported class action filed against FMD and certain of FMD’s current and former officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors in the United States District Court for the District of Massachusetts in October 2013, if any insurance that we have does not cover this liability or proves to be insufficient;

•	Regulatory requirements applicable to TMS and FMD;

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

•	The resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•

Application of the Dodd-Frank Act, through the supervisory authority of the CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as our subsidiaries FMER and Cology LLC;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Fiscal Years ended June 30, 2014, June 30, 2013 and June 30, 2012

The financial results of operations include FMD and its subsidiaries for the fiscal years then ended. The results of Union Federal, for all fiscal years presented, as well as previously consolidated securitization trusts and the results of FMD’s subsidiary First Marblehead Data Services, Inc., or FMDS, for the fiscal year ended June 30, 2012, are included in discontinued operations as discussed below.

Discontinued Operations

Union Federal

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC, and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal.

The voluntary dissolution plan will outline management’s intention to sell the assets of Union Federal, consisting primarily of its education loan, mortgage loan and investment portfolios, and settling its customer deposits at the earlier of maturity or the effectiveness of the dissolution. In addition to the exit costs discussed in Note 3, “Discontinued Operations—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report, we expect to incur charges related to lease obligations, legal fees and contract termination provisions in connection with the voluntary dissolution plan. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. We expect the dissolution process to be complete by the end of fiscal 2015.

As a result of the foregoing and our evaluation under ASC 205-20, we reported the operations and activities relating to Union Federal within discontinued operations for fiscal 2014, fiscal 2013 and fiscal 2012.

See Note 3, “Discontinued Operations—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Securitization Trusts and FMDS

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts , which we refer to as the Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and three were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

Consistent with our goal of refining our business model and focusing on our Monogram platform and tuition billing and payment processing services, we disposed of certain components of our business in fiscal 2012. In particular, we sold our remaining variable interests in the Trusts, we sold our trust administrator, FMDS, and we resigned as the special servicer of the Trusts, including the NCSLT Trusts. In addition, the new third-party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary FMER for the special servicing of the NCT Trusts, including the GATE Trusts. During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for fiscal 2012.

See Note 3, “Discontinued Operations—Securitization Trusts and First Marblehead Data Services, Inc.,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Overall Results

The following table summarizes the results of our consolidated operations:

	Fiscal years ended June 30,			Change between periods better (worse)
	2014	2013	2012	2014 - 2013	2013 - 2012
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$28,186	$26,668	$26,544	$1,518	$124
Administrative and other fees	13,640	11,238	9,778	2,402	1,460
Fair value changes to service revenue receivables	2,330	2,068	947	262	1,121

Total revenues	44,156	39,974	37,269	4,182	2,705
Total expenses	83,880	91,267	101,046	7,387	9,779
Total other income	784	2,461	12,688	(1,677)	(10,227)

Loss from continuing operations, before income taxes	(38,940)	(48,832)	(51,089)	9,892	2,257
Income tax expense (benefit) from continuing operations	1,125	2,295	(17,956)	1,170	(20,251)

Net loss from continuing operations	(40,065)	(51,127)	(33,133)	11,062	(17,994)
Discontinued operations, net of taxes	2,498	930	1,135,361	1,568	(1,134,431)

Net (loss) income	$(37,567)	$(50,197)	$1,102,228	$12,630	$(1,152,425)

The net loss from continuing operations for the fiscal year ended June 30, 2014 was $40.1 million, or $(3.55) per common share, compared to a net loss from continuing operations of $51.1 million, or $(4.77) per common share, for the fiscal year ended June 30, 2013. The improvement in the net loss year-over-year was attributable to a $4.2 million increase in total revenues, a $7.4 million decline in expenses and a $1.2 million decrease in income tax expense, partially offset by a decline in other income of $1.7 million.

The net loss from continuing operations for the fiscal year ended June 30, 2013 was $51.1 million, or $(4.77) per basic common share, compared to a net loss from continuing operations of $33.1 million, or $(3.00) per basic common share, for the fiscal year ended June 30, 2012. The increase in the net loss year-over-year was primarily attributable to the results for fiscal 2012, which included significant benefits of $9.5 million related to the deconsolidation of the GATE Trusts, which is included in other income, as well as an income tax benefit from continuing operations of $18.0 million. The aggregate of these benefits was $27.5 million, or $2.49 per basic common share.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing, origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues were $44.2 million for the fiscal year ended June 30, 2014, up $4.2 million from $40.0 million for the fiscal year ended June 30, 2013. The increase in revenues for the fiscal year ended June 30, 2014 included a $2.2 million increase in fee income from Cology LLC, an increase of $1.6 million in Monogram-based fee revenues, an increase of $1.5 million in tuition management fees and an increase of $1.2 million in fees for portfolio management services. These increases were partially offset by $2.0 million in lower revenues from special servicing. Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012 and, as a result, the fiscal year ended June 30, 2013 included fee income only for the period from the date of acquisition through June 30, 2013. The increase in Monogram-based fee revenues was primarily the result of increased loan portfolio balances at our partner lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee income increases as portfolio sizes at our partner lender clients grow. The increase in tuition management fees was primarily due to increased credit card payment processing. The increase in portfolio management services fees was due to an increase in new clients as well as fees received for certain one-time services performed.

Revenues were $40.0 million for the fiscal year ended June 30, 2013, up $2.7 million from $37.3 million for the fiscal year ended June 30, 2012. The increase from fiscal 2012 to fiscal 2013 was primarily related to $4.6 million in higher fee income related to our Monogram platform as a result of significantly higher partnered lending loan disbursements, the inclusion of $2.2 million of revenues from Cology LLC for loan processing and increases in the valuation of our service revenue receivables of $1.1 million, partially offset by $5.1 million in lower revenues from special servicing and transition services related to the FMDS sale.

Fair value changes to service revenue receivables    We record our service revenue receivables at fair value on our consolidated balance sheets. At June 30, 2014, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represented the estimated fair value of the service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward LIBOR curve. See Note 9, “Fair Value Measurements,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Expenses

The following table reflects the composition of expenses:

	Fiscal years ended June 30,			Change between periods better (worse)
	2014	2013	2012	2014 - 2013	2013 - 2012
	(dollars in thousands)
Compensation and benefits	$36,251	$39,317	$41,145	$3,066	$1,828
General and administrative:
Third-party services	14,689	14,651	15,907	(38)	1,256
Depreciation and amortization	5,288	4,347	4,615	(941)	268
Marketing	1,799	5,123	8,470	3,324	3,347
Occupancy and equipment	10,856	11,379	10,913	523	(466)
Servicer fees	278	650	696	372	46
Merchant fees	7,773	6,663	6,467	(1,110)	(196)
Trust related special servicing expenses	—	1,639	5,920	1,639	4,281
Other	6,946	7,498	6,913	552	(585)

Total general and administrative	47,629	51,950	59,901	4,321	7,951

Total expenses	$83,880	$91,267	$101,046	$7,387	$9,779

Total number of employees from continuing operations at fiscal year-end	281	289	293

Compensation and benefits    Compensation and benefits expenses decreased to $36.3 million in fiscal 2014 from $39.3 million in fiscal 2013. The decrease of $3.0 million year-over-year was primarily driven by $2.1 million in lower salary expense due to a decline in average headcount and $1.2 million in lower severance-related costs.

Compensation and benefits expenses decreased to $39.3 million in fiscal 2013 from $41.1 million in fiscal 2012. The decrease of $1.8 million year-over-year was primarily due to approximately $700 thousand in lower severance related costs, $534 thousand in lower non-cash compensation and a $470 thousand decrease in salary expense as a result of an increase in costs capitalized for internally developed software. These decreases were partially offset by $348 thousand in higher variable sales compensation. Total headcount decreased in fiscal 2013 due to the implementation of certain expense reduction efforts. This decrease in headcount was largely offset by our hiring of 43 employees from the Cology Sellers in connection with the acquisition of a substantial portion of the operating assets of the Cology Sellers as of October 19, 2012.

General and administrative expenses    General and administrative expenses decreased to $47.6 million in fiscal 2014 from $51.9 million in fiscal 2013. The decrease of $4.3 million was primarily driven by a $3.3 million decline in marketing costs coupled with a $1.6 million decrease in trust-related special servicing expenses as a result of the cessation of our special servicing obligations for certain of the securitization trusts that we previously facilitated. These decreases were partially offset by increased merchant fee expenses related to payment processing services performed by TMS of $1.1 million.

General and administrative expenses decreased to $51.9 million in fiscal 2013 from $59.9 million in fiscal 2012. The decrease of $8.0 million was largely driven by a decrease in trust related special servicing expenses, which declined $4.3 million year-over-year, primarily as a result of the cessation of our special servicing obligations for certain of the securitization trusts that we previously facilitated. Additionally, marketing costs decreased by $3.3 million year-over-year due to our investment in brand development of Union Federal’s Monogram-based loan programs in fiscal 2012.

Other Income

The following table reflects the components of other income:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Interest income	$227	$473	$950
Interest expense	(25)	(124)	(251)

Net interest income	202	349	699
Gain from deconsolidation of trusts	—	—	9,514
Other income	582	2,112	2,475

Total other income	$784	$2,461	$12,688

Net interest income    Interest income primarily reflected interest earned on cash and cash equivalents and short-term investments of $213 thousand, $435 thousand and $468 thousand for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The remaining interest income related to interest earned on our interest-bearing restricted cash of $14 thousand, $38 thousand and $482 thousand for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The decrease in interest income from both fiscal 2013 to fiscal 2014 and fiscal 2012 to fiscal 2013 was the result of a decline in rates and, to a lesser extent, a decline in average balances held. Interest income for the fiscal years presented was partially offset by interest expense costs on various lease obligations.

Gain from deconsolidation of trusts    During fiscal 2012, we recorded income related to the deconsolidation of the securitization trusts previously consolidated of $9.5 million largely relating to the re-establishment of the fair value of the residual interests that were previously eliminated upon our adoption of ASU 2009-17 on July 1, 2010.

Other income    During fiscal 2014, we recorded other income of $582 thousand, consisting of $281 thousand in proceeds from the TERI settlement, discussed below, $225 thousand related to the sale of Cology LLC’s loan servicing business and $76 thousand in cash recoveries on previously defaulted education loans held by FMD.

During fiscal 2013, we recorded other income of $2.1 million, consisting of $702 thousand in proceeds from the TERI settlement, discussed below, $946 thousand related to the sale of a defaulted loan portfolio, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009, and $464 thousand in cash recoveries on previously defaulted education loans held by FMD.

During fiscal 2012, we recorded other income of $2.5 million, consisting of $1.6 million in proceeds from the TERI settlement, discussed below, and $790 thousand in cash recoveries on previously defaulted education loans held by FMD.

The TERI settlement proceeds recognized in each fiscal year presented above are the result of the resolution of certain matters related to TERI’s confirmed plan of reorganization. This income represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal 2007 through fiscal 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See “—Internal Revenue Service Audit” below as well as Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2010 and June 30, 2014.

Income tax expense from continuing operations for fiscal 2014 was $1.1 million as compared to an income tax expense of $2.3 million in fiscal 2013 and income tax benefit of $18.0 million in fiscal 2012. The decrease in income tax expense from fiscal 2013 to fiscal 2014 was due to additional state tax liability and accrued interest of approximately $1.0 million recognized in fiscal 2013 related to the case pertaining to our Massachusetts state income tax returns for the 2008 and 2009 tax years. The benefit in fiscal 2012 was primarily the result of the recognition of an income tax benefit of $12.5 million during the second quarter of fiscal 2012 in connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007. In addition, a $5.7 million benefit was recorded in the third quarter of fiscal 2012 related to the gain on the sale of FMDS, which was included in discontinued operations.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of June 30, 2014 and June 30, 2013, totaling $58.1 million and $45.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2014 and June 30, 2013. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

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

The NOPAs are proposed recommendations of the reviewing agent in the IRS field office and, as such, are initial IRS positions and not final determinations, and, as a result, do not require any tax payment at the time of issuance. We have considered the requirements of ASC 740 and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our consolidated financial statements at June 30, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments with the IRS, and we continue to believe we have a strong position as it relates to this matter; however, we cannot predict the timing or outcome of the IRS audit. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond, which could have a significant cost and, depending on our financial condition, may not be obtainable, in order to prevent collection of the tax deficiency.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the fiscal year ended June 30, 2014 was $2.5 million, or $0.22 per common share, compared to $930 thousand, or $0.09 per common share, for the fiscal year ended June 30, 2013. The $1.6 million improvement year-over-year was primarily attributable to $2.1 million in gains on the sales of portfolios of education loans to Citizens and $600 thousand in increased net interest income, partially offset by other-than-temporary impairment losses on investments available-for-sale of $1.1 million. Discontinued operations, net of taxes, for the fiscal year ended June 30, 2012 of $1.1 billion primarily consisted of the operations and activities of the NCSLT Trusts, the GATE Trusts and FMDS. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Financial Condition

The changes in our financial condition from June 30, 2013 to June 30, 2014 are discussed below. The assets and liabilities of Union Federal have been segregated and reported as assets and liabilities of discontinued operations on our consolidated balance sheets.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $74.0 million and $113.8 million at June 30, 2014 and June 30, 2013, respectively, representing interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $39.8 million was primarily a result of $32.6 million to fund continuing operations, $2.7 million in additional deposits for participation accounts and $2.5 million for purchases of property and equipment.

Restricted Cash

At June 30, 2014, restricted cash on our consolidated balance sheets was $94.4 million, of which $93.9 million was held by TMS. Restricted cash at June 30, 2013 was $87.3 million, of which $86.7 million was held by TMS. The increase of $7.1 million from fiscal 2013 to fiscal 2014 in restricted cash was primarily due to the increased cash balance at TMS and timing of payments to educational institutions.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $327.0 million during August 2013 to a low of $33.6 million during May 2014. Restricted cash held by Cology LLC represents loan origination proceeds which it collects and disburses on behalf of its lender clients. Restricted cash held by FMER relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Deposits for Participation Interest Accounts

We recorded deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $2.7 million from $13.1 million at June 30, 2013 to $15.8 million at June 30, 2014. The increase year-over-year was primarily attributable to increased fundings in fiscal 2014 due to an increase in disbursed loan volumes for our partner lender clients. These amounts excluded $7.4 million in participation account funds that are due back to FMD and which we reclassified from deposits for participation accounts to cash and cash equivalents on our consolidated balance sheet as of June 30, 2014. The return of funds resulted from the thirteenth amendment to the SunTrust Loan Program Agreement, which was effective June 1, 2014, pursuant to which the amount of credit enhancement required in the participation account was reduced and such fund were contractually due back to FMD on June 30, 2014. The refund, net of an additional deposit for new program year loan volume (defined as loans expected to be funded during the year subsequent to the thirteenth amendment effective date), was $7.4 million, which we received on July 25, 2014.

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

As it relates to Cology LLC, the customer list intangible asset is related to lender clients, including credit union and other lender clients, with which the Cology Sellers had existing loan origination and servicing programs in place as of October 19, 2012, the closing date of the acquisition. Goodwill represents the value ascribed to the acquisition of a substantial portion of the operating assets of the Cology Sellers that cannot be separately ascribed to a tangible or intangible asset.

In fiscal 2014, we evaluated our goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market values of the TMS and Cology LLC reporting units were approximately 42% and 38%, respectively, in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Student Account Center products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of TMS school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the Cology LLC reporting unit include loan volume growth, revenues related to the cross-selling of Monogram-based products and services, client attrition, costs required to support the assumed volume of the business and discount rates. Cology LLC’s business would be adversely affected if any of the following were to occur: higher attrition rates than planned, a lack of acceptance of Monogram products and services by its credit union and other lender clients, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

At June 30, 2014 our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At June 30, 2014, our net intangible assets balance was $21.8 million, of which $16.8 million related to TMS and $5.0 million related to Cology LLC. During the fiscal year ended June 30, 2014, we recorded amortization expense of $1.9 million related to TMS and $377 thousand related to Cology LLC.

Discontinued Operations

Cash and Cash Equivalents

Union Federal held a total of $86.4 million in cash and cash equivalents as of June 30, 2014, an increase of $63.1 million from $23.3 million as of June 30, 2013. The increase year-over-year was primarily a result of $63.4 million in proceeds received on the sales of portfolios of education loans to Citizens in fiscal 2014.

Investments Available-for-Sale

Investments available-for-sale held by Union Federal are reported at fair value at our consolidated balance sheet dates. Investments available-for-sale principally consisted of mortgage-backed federal agency securities at June 30, 2014 and June 30, 2013. The investments available-for-sale decreased $22.5 million from $84.8 million at June 30, 2013 to $62.3 million at June 30, 2014 primarily due to $12.2 million of principal repayments received, a net decrease of $9.9 million from purchase and sale activity and $970 thousand in other-than-temporary impairment losses.

Loans

All loans held by Union Federal have been classified as held-for-sale and recorded at the lower of cost or fair value as of June 30, 2014. Education loans decreased $41.1 million from $63.0 million at June 30, 2013 to $21.9 million at June 30, 2014 primarily due to the sales of portfolios of education loans to Citizens in fiscal 2014, which totaled approximately $59.0 million in aggregate outstanding principal, partially offset by new loan originations. Mortgage loans increased $3.7 million from $12.6 million at June 30, 2013 to $16.3 million at June 30, 2014 primarily due to new loan originations.

Deposits

Deposit liabilities held by Union Federal, comprised of demand deposits and time deposits, were $161.1 million and $164.0 million at June 30, 2014 and June 30, 2013, respectively. The decline year-over-year was primarily attributable to online competitors offering higher rates on money market deposits and local competitors offering higher rates on time deposits.

See Note 3, “Discontinued Operations—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

The following table below summarizes our contractual cash obligations related to continuing operations by period at June 30, 2014, excluding the offsetting effect of payments due to us under subleases:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(1)	$7,518	$3,691	$3,827	$—	$—

(1)	For additional information on our operating leases, see Item 2, “Properties,” in this annual report.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $179.3 million at June 30, 2013 to $146.5 million at June 30, 2014 as a result of our net loss of $37.6 million, partially offset by the change in accumulated other comprehensive income of $1.0 million for the net unrealized gains on our investments available-for-sale portfolio and an increase of $4.4 million in additional paid-in capital primarily for stock compensation.

Reverse Stock Split

On November 12, 2013, the FMD stockholders approved a 1-for-10 reverse stock split of FMD’s issued and outstanding shares of common stock, which was effected on December 2, 2013. The shares of common stock retained a par value of $0.01 per share. In addition, FMD’s authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts. The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and make available more funds to students and colleges. In accordance with the guidance in ASC 810, Consolidation, we do not consolidate these securitization trusts as we are not deemed to be the primary beneficiary.

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a U.S. generally accepted accounting principle, or GAAP, basis as presented in our consolidated statements of cash flows included in our consolidated financial statements included in Item 8 of this annual report. We also use a non-GAAP financial metric, “net operating cash usage,” when evaluating our cash and liquidity position, discussed in detail under “—Non-GAAP Measure: Net Operating Cash Usage” below.

Net cash used in operating activities from continuing operations for fiscal 2014 was $36.3 million, compared with net cash used in operating activities from continuing operations of $51.9 million for fiscal 2013. The $15.6 million decrease in net cash used was principally the result of an $11.1 million lower net loss from continuing operations coupled with a decline in the net funding of participation accounts of $6.4 million and an overall reduction of $2.9 million in accounts payable funding. This was partially offset by increased funding for other assets as compared to the prior year.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that our cash, cash equivalents and short-term investments, coupled with the management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash provided by investing activities from continuing operations for fiscal 2014 was $12.3 million compared with net cash used in investing activities of $24.1 million for fiscal 2013. The improvement of $36.4 million was the result of a $40.1 million increase in restricted cash and restricted funds due to clients due to the return of a $40.0 million deposit to TMS from Union Federal in fiscal 2013, an increase of $5.3 million in capital contributions to Union Federal and $4.7 million of net cash paid for the acquisition of a substantial portion of the operating assets of the Cology Sellers in fiscal 2013. This was partially offset by a reduction in the net proceeds received from short-term investments of $14.7 million.

Net cash used in financing activities from continuing operations was $717 thousand for fiscal 2014 compared to net cash used in financing activities of $338 thousand during fiscal 2013. The increase in net cash used in financing activities was primarily due to increased repurchases of common stock during fiscal 2014.

The OCC regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by the Union Federal Board of Directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

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

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital markets transactions. In order to preserve capital and maximize liquidity in challenging market conditions, we have in the past taken certain broad measures to reduce the risk related to education loans and residual receivables on our consolidated balance sheet, change our fee structure, add new products and reduce our overhead expenses. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and not available for our use. Included in restricted cash on our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

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

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our results, including our expenses and liquidity position. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how clients, investors, analysts and financial news media may evaluate our financial results.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the twelve months ended June 30, 2014 and June 30, 2013, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Twelve Months Ended June 30,
	2014	2013
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(38,940)	$(48,832)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(2,330)	(2,068)
Cash distributions from service revenue receivables	3,168	3,592
Depreciation and amortization	5,288	4,347
Stock-based compensation	4,400	4,209
Changes in TMS deferred revenue	(293)	(496)
Additions to property and equipment	(2,506)	(3,465)
Other, net of cash flows from Union Federal	2,817	228

Non-GAAP net operating cash usage	$(28,396)	$(42,485)

“Net operating cash usage” for the fiscal year ended June 30, 2014 was $28.4 million, a $14.1 million, or 33%, reduction compared to the fiscal year ended June 30, 2013. The decrease of $14.1 million for fiscal 2014 as compared to fiscal 2013 was largely the result of a decrease in cash expenses of $8.6 million driven principally by decreases of $5.6 million in general and administrative expenses coupled with a decrease of $3.0 million in compensation and benefits expenses.

“Net operating cash usage” for the fiscal year ended June 30, 2014 included $4.2 million in cash generated from Union Federal, of which $2.1 million related to gains on the sales of portfolios of education loans to Citizens. We expect our “net operating cash usage” to be slightly adversely impacted by the absence of cash flows from Union Federal upon dissolution.

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

Union Federal’s equity capital was $26.0 million at June 30, 2014, up from $21.6 million at June 30, 2013. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of June 30, 2014 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines		June 30,
	Minimum	Well Capitalized	2014	2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	59.6%	25.2%
Total risk-based capital	8.0	10.0	59.5	26.0
Tier 1 (core) capital	4.0	5.0	13.5	11.7

FMD is subject to regulation, supervision and examination by the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

In March 2010, the FMD Board of Directors adopted resolutions required by the OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distributions to FMD stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to FMD stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to be a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

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

We have discussed our accounting policies with the Audit Committee of the FMD Board of Directors. We consider the following to be our critical accounting policies:

•	Income taxes relating to uncertain tax positions under ASC 740; and

•	The determination of goodwill and other intangible asset impairment.

Income Taxes

Certain areas of accounting for income taxes require management’s judgment, including determining the adequacy of liabilities for uncertain tax positions. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of liabilities for uncertain tax positions could vary materially from the amounts previously recorded.

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

There are significant judgments involved in determining the fair values of the TMS and Cology LLC reporting units, including assumptions regarding the estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts and the value of other intangible assets, as well as assumptions regarding what we believe a third party is willing to pay for all of the assets and liabilities of TMS and Cology LLC. The calculation also requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and an appropriate control premium to apply to arrive at a final fair value. Since the businesses are not publicly traded, and often there is not comparable market data available, there is a higher degree of judgment applied and the use of cash flows is weighted more heavily than the use of market multiples. In the event that we determine that our goodwill or intangible assets are impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. For fiscal 2014 and fiscal 2013, we recorded no goodwill impairment. We evaluated goodwill for impairment at our annual impairment testing date of May 31.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Continuing Operations

Interest rate risk is the primary market risk associated with our continuing operations. Management monitors interest rate risk matters and discusses such matters with the FMD Board of Directors. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. Interest rate risk applies to our interest-bearing cash and cash equivalents and short-term investments, as well as our service revenue receivables and deposits for participation accounts.

We invest our excess cash primarily in money market funds and certificates of deposits with original maturities of less than one year. Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of the short-term nature of our interest-bearing assets.

We use current market interest rates and our expectations of future interest rates to estimate the fair value of our service revenue receivables and deposits for participation accounts. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Discontinued Operations

Interest rate risk is the primary market risk associated with the discontinued operations of Union Federal. Management monitors interest rate risk matters and discusses such matters with the FMD Board of Directors and the Union Federal Board of Directors.

The risk-based interest-bearing assets of Union Federal are largely made up of investments available-for-sale, education loans and mortgage loans. The mix of fixed rate versus variable rate instruments for these assets as of June 30, 2014 are presented in the table below:

June 30, 2014	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$62,309	$20,383	32.7%	$41,926	67.3%
Education loans	21,944	21,944	100.0	—	—
Mortgage loans	16,371	3,304	20.2	13,067	79.8

	$100,624	$45,631	45.3%	$54,993	54.7%

The interest-bearing liabilities of Union Federal consisted of customer deposits, totaling $161.1 million at June 30, 2014. Of these deposits, approximately 86% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 14% of customer deposits represented fixed rate time deposits, of which approximately 33% had maturities in excess of 12 months from June 30, 2014. Deposit pricing is subject to regular examination by a committee of senior managers from Union Federal and FMD’s Finance and Governance, Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The investment decisions with respect to the interest rate characteristics of Union Federal’s interest-bearing assets are driven by the nature, volume and duration of its interest-bearing liabilities. Generally, the interest-bearing liabilities are either variable rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As shown in the table above, at June 30, 2014, the education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 33% of the investments available-for-sale and approximately 20% of the mortgage loan portfolio were also variable rate instruments. The remaining balance of the interest-bearing assets in the table above were fixed rate instruments. Of these fixed rate instruments, approximately 76% were available-for-sale securities, which had a weighted average life of 3.3 years.

Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to the results of Union Federal, largely as a result of a high percentage of assets that possess variable interest rates or are of a relatively short duration. Interest rate risk is further mitigated due to the short-term nature of the anticipated dissolution of Union Federal, which we expect to be completed by the end of fiscal 2015.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

September 10, 2014

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

(dollars and shares in thousands, except per share amounts)

	2014	2013
ASSETS
Cash and cash equivalents	$33,955	$58,599
Short-term investments, at cost	40,057	55,179
Restricted cash	94,436	87,338
Deposits for participation interest accounts, at fair value	15,834	13,147
Service revenue receivables, at fair value	13,979	14,817
Goodwill	20,066	20,066
Intangible assets, net	21,769	24,193
Property and equipment, net	5,819	6,176
Other assets	8,163	5,702

Assets from continuing operations	254,078	285,217
Assets from discontinued operations	188,806	187,076

Total assets	$442,884	$472,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$94,272	$86,994
Accounts payable, accrued expenses and other liabilities	11,050	13,389
Income taxes payable	26,582	25,923
Net deferred income tax liability	1,655	1,189

Liabilities from continuing operations	133,559	127,495
Liabilities from discontinuing operations	162,827	165,471

Total liabilities	296,386	292,966
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,260 and 12,051 shares issued; 11,300 and 11,154 shares outstanding	122	120
Additional paid-in capital	462,328	457,927
Accumulated deficit	(128,391)	(90,824)
Treasury stock, 960 and 897 shares held, at cost	(187,860)	(187,154)
Accumulated other comprehensive income (loss)	299	(742)

Total stockholders’ equity	146,498	179,327

Total liabilities and stockholders’ equity	$442,884	$472,293

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2014, 2013 and 2012

(dollars and shares in thousands, except per share amounts)

	2014	2013	2012
Revenues:
Tuition payment processing fees	$28,186	$26,668	$26,544
Administrative and other fees	13,640	11,238	9,778
Fair value changes to service revenue receivables	2,330	2,068	947

Total revenues	44,156	39,974	37,269
Expenses:
Compensation and benefits	36,251	39,317	41,145
General and administrative	47,629	51,950	59,901

Total expenses	83,880	91,267	101,046
Other income:
Net interest income	202	349	699
Gain from deconsolidation of trusts	—	—	9,514
Other income	582	2,112	2,475

Total other income	784	2,461	12,688

Loss from continuing operations, before income taxes	(38,940)	(48,832)	(51,089)
Income tax expense (benefit) from continuing operations	1,125	2,295	(17,956)

Net loss from continuing operations	(40,065)	(51,127)	(33,133)
Discontinued operations, net of taxes	2,498	930	1,135,361

Net (loss) income	$(37,567)	$(50,197)	$1,102,228

Net (loss) income per basic common share:
From continuing operations	$(3.55)	$(4.77)	$(3.00)
From discontinued operations	0.22	0.09	102.82

Total basic net (loss) income per common share	$(3.33)	$(4.68)	$99.82

Net (loss) income per diluted common share:
From continuing operations	$(3.55)	$(4.77)	$(2.99)
From discontinued operations	0.22	0.09	102.59

Total diluted net (loss) income per common share	$(3.33)	$(4.68)	$99.60

Weighted-average common shares outstanding:
Basic	11,270	10,735	10,157
Diluted	11,270	10,735	11,067

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended June 30, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Net (loss) income	$(37,567)	$(50,197)	$1,102,228
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments available-for-sale arising during the period	(61)	(1,352)	329
Reclassification adjustment for net realized losses included in net loss	1,102	—	—

Total other comprehensive income (loss)	1,041	(1,352)	329

Total comprehensive (loss) income	$(36,526)	$(51,549)	$1,102,557

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal years ended June 30, 2014, 2013 and 2012

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss), net of tax	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2011	133	$1	10,972	$110	(840)	$(186,551)	$449,075	$(1,142,855)	$281	$(879,939)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,102,228	—	1,102,228
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	329	329

Total comprehensive income	—	—	—	—	—	—	—	1,102,228	329	1,102,557
Net stock issuance from vesting of stock units	—	—	94	—	(26)	(277)	—	—	—	(277)
Stock-based compensation	—	—	—	—	—	—	4,647	—	—	4,647

Balance at June 30, 2012	133	$1	11,066	$110	(866)	$(186,828)	$453,722	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(50,197)	—	(50,197)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(1,352)	(1,352)

Total comprehensive loss	—	—	—	—	—	—	—	(50,197)	(1,352)	(51,549)
Net stock issuance from vesting of stock units	—	—	100	1	(31)	(326)	(1)	—	—	(326)
Stock-based compensation	—	—	—	—	—	—	4,214	—	—	4,214
Conversion of preferred stock to common stock	(133)	(1)	885	9	—	—	(8)	—	—	—

Balance at June 30, 2013	—	$—	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,567)	—	(37,567)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	1,041	1,041

Total comprehensive loss	—	—	—	—	—	—	—	(37,567)	1,041	(36,526)
Net stock issuance from vesting of stock units	—	—	209	2	(63)	(706)	(2)	—	—	(706)
Stock-based compensation	—	—	—	—	—	—	4,403	—	—	4,403

Balance at June 30, 2014	—	$—	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Cash flows from operating activities, net of effects of acquisition:
Net (loss) income	$(37,567)	$(50,197)	$1,102,228
Discontinued operations, net of tax	(2,498)	(930)	(1,135,361)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash gain from deconsolidation of trusts	—	—	(9,514)
Depreciation and amortization	5,288	4,347	4,615
Credit for loan losses	(76)	(464)	(790)
Deferred income tax expense	466	328	30
Stock-based compensation	4,400	4,209	4,647
Service revenue receivable distributions	3,168	3,592	14,216
Other non-cash benefits	—	—	(5,261)
Changes in assets/liabilities:
Participation interest accounts	(2,687)	(9,108)	4,473
Fair value increase to service revenue receivables	(2,330)	(2,068)	(947)
Other assets	(2,768)	1,068	3,492
Accounts payable, accrued expenses and other liabilities	(2,328)	(5,178)	(6,514)
Income taxes payable	659	2,509	(16,568)

Cash used in operating activities – continuing operations	(36,273)	(51,892)	(41,254)
Cash provided by operating activities – discontinued operations	3,284	815	48,953

Net cash (used in) provided by operating activities	(32,989)	(51,077)	7,699
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	—	(4,757)	—
Cash received for disposition of TMS K-12 contracts	—	—	700
Capital contributions to Union Federal	(450)	(5,750)	(4,700)
Purchases of short-term investments	(52,245)	(30,172)	(85,007)
Proceeds from maturities of short-term investments	67,367	60,000	50,000
Net (increase) decrease in restricted cash	(7,098)	(21,937)	59,286
Net increase (decrease) in restricted funds due to clients	7,278	(17,987)	(19,213)
Purchases of property and equipment	(2,506)	(3,465)	(1,869)

Net cash provided by (used in) investing activities – continuing operations	12,346	(24,068)	(803)
Net cash provided by (used in) investing activities – discontinued operations	62,457	(52,403)	51,581

Net cash provided by (used in) investing activities	74,803	(76,471)	50,778
Cash flows from financing activities, net of effects of acquisition:
Payments on capital lease obligations	(11)	(12)	—
Repurchases of common stock	(706)	(326)	(277)

Net cash used in financing activities – continuing operations	(717)	(338)	(277)
Net cash (used in) provided by financing activities – discontinued operations	(2,658)	86,299	(152,070)

Net cash (used in) provided by financing activities	(3,375)	85,961	(152,347)

Net increase (decrease) in cash and cash equivalents	38,439	(41,587)	(93,870)
Cash and cash equivalents, beginning of year	81,910	123,497	217,367

Cash and cash equivalents, end of year	120,349	81,910	123,497
Less: cash and cash equivalents of discontinued operations, end of year	86,394	23,311	(11,400)

Cash and cash equivalents of continuing operations, end of year	$33,955	$58,599	$134,897

Supplemental disclosures of cash flow information from continuing operations:
Income taxes paid	—	12	5,179
Supplemental disclosure of non-cash financing activities from continuing operations:
Conversion of preferred stock to common stock	—	8	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014, 2013 and 2012

(1)  Nature of Business

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we,” “us,” “our” and similar references mean The First Marblehead Corporation and its subsidiaries, on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2014 as “fiscal 2014.”

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, as discussed below, we offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including tuition management, loan processing and disbursement, loan origination, portfolio management and securitization services.

Through FMD’s subsidiary Union Federal Savings Bank (Union Federal), we offer traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency (OCC) and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. On June 13, 2014, Union Federal notified FMD that it would no longer originate education loans under its Monogram-based loan program. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. As a result of the planned dissolution and our evaluation under Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations (ASC 205-20), we presented Union Federal as a discontinued operation in our consolidated financial statements. See Note 3, “Discontinued Operations—Union Federal,” for additional information.

Our product and service offerings are focused on the following three principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts (participation accounts) to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•

Fee-for-service—Loan origination, portfolio management, analytical and structuring services and tuition management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(1)  Nature of Business (Continued)

colleges and secondary schools through FMD’s subsidiary Tuition Management Systems, LLC (TMS). TMS provides such services on behalf of over 700 educational institutions. In addition, through FMD’s subsidiary Cology LLC, we earn fees for the processing and disbursement of education loans on behalf of its approximately 300 credit union and other lender clients.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics capabilities provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

As of September 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

The education loans we originate on behalf of our partner lender clients as well as the education loans we process on behalf of Cology LLC clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our partner lender and Cology LLC clients, respectively. As such, none of the references in these notes to our consolidated financial statements to education loans included in our consolidated balance sheets include the education loans originated by our partner lender clients or by Cology LLC on behalf of its clients.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). We eliminate from our financial results all significant intercompany transactions. Certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation.

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

Reverse Stock Split

On November 12, 2013, the FMD stockholders approved a 1-for-10 reverse stock split of FMD’s issued and outstanding shares of common stock, which was effected on December 2, 2013. In addition, FMD’s authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. The shares of common stock retained a par value of $0.01 per share. The accompanying consolidated financial

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

statements and accompanying notes to our consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

(a)	Consolidation

Our consolidated financial statements include the accounts of FMD and its subsidiaries. We evaluate our involvement with certain variable interest entities (VIEs) and whether they should be consolidated, in accordance with ASC 810, Consolidation.

Effective July 1, 2010, we adopted Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvement to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), which amended the accounting for the consolidation of VIEs. The guidance requires that we evaluate whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance. As a result of adopting the consolidation guidance, we were required to consolidate 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated FMD’s indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV) because we determined that we did not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. In fiscal 2012, we deconsolidated the 14 securitization trusts we had consolidated as we no longer were the primary beneficiary of these trusts. See Note 3, “Discontinued Operations—Securitization Trusts and First Marblehead Data Services, Inc.,” for additional information.

We continually reassess our involvement with each VIE in which we have an interest and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary for a consolidated VIE, we would be required to deconsolidate such VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our consolidated statements of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

We monitor our involvement with nine off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging. Our maximum exposure to loss as a result of our involvement with such VIEs is the fair value of our service revenue receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

(b)	Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which also approximates fair value.

(c)	Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and is not available for our use. In the case of TMS, it collects tuition payments from students or their families on behalf of educational institutions that are held under a trust agreement for the benefit of TMS’ educational institution clients. In the case of Cology LLC, it collects and disburses loan origination proceeds on behalf of its lender clients. Restricted cash held by our other subsidiary, First Marblehead Education Resources, Inc. (FMER), relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

(d)	Deposits for Participation Interest Accounts

We account for deposits for participation accounts in a manner similar to our service revenue receivables, which is discussed below, and we carry such deposits at fair value on our consolidated balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our consolidated balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in revenues as part of administrative and other fees. See Note 8, “Deposits for Participation Interest Accounts,” for additional information.

(e)	Service Revenue Receivables

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

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

•

Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the asset-backed securities (ABS) issued in the securitizations and any additional structural advisory fees. In the absence of readily determinable market values, we update our estimates of the fair value of service revenue receivables on a quarterly basis, based on the present value of expected future cash flows. Such estimates include assumptions regarding discount rates, prepayment rates, default rates, recovery rates and forward interest rates, among others. If readily determinable market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(f)	Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. In connection with our acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, we recorded an intangible asset related to the Cology Sellers customer list, which we amortize on a straight-line basis over 15 years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

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

(g)	Property and Equipment

We record leasehold improvements, furniture and fixtures, computers, software and other equipment at cost less accumulated depreciation and amortization. We record depreciation and amortization in general and administrative expenses and calculate them using the straight-line method over the estimated useful life of the asset or the remaining terms of the lease, if shorter. We charge maintenance and repairs to general and administrative expenses as incurred, while we capitalize major leasehold improvements and amortize them over the lesser of their estimated useful life or the remaining term of the lease.

Costs related to internal-use software development projects are capitalized if the software is expected to yield long-term operational benefits, such as operational efficiencies and/or incremental revenue streams.

(h)	Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

We classify investments in marketable debt securities as available-for-sale, trading or held-to-maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements and are carried at fair value with net unrealized gains and losses recorded in our consolidated statements of operations. We classify investments as held-to-maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own a held-to-maturity or trading securities portfolio. We hold an available-for-sale investment portfolio at Union Federal, classified within assets of discontinued operations on our consolidated balance sheet.

When the fair value of an investment security is less than its amortized cost basis, we assess whether the decline in value is other-than-temporary. Management considers various factors in making these determinations including the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, creditworthiness and near-term prospects of issuers. If we determine that a decline in fair value is other-than-temporary and it is more likely than not that we will sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and fair value of the security will be recognized in earnings. If we determine that a decline in fair value is other-than-temporary and that it is more likely than not that we will not sell or be required to sell the security before its recovery of the remaining amortized cost, the credit portion of the impairment loss is recorded in earnings and the noncredit portion is recognized in other comprehensive income.

(i)	Loans Held-for-Sale

Once a decision has been made to sell loans that were not originated with the intent to sell, we transfer such loans into the held-for-sale classification at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis. After a loan or group of loans is transferred to the held-for-sale account, the loans are revalued at each subsequent reporting date until sold and reported at the lower of cost or fair value. The amortization of any deferred loan origination fees or costs is discontinued and recognition is deferred until the loans are sold. Further, loans transferred to held-for-sale continue to be accorded the same past due and non-accrual treatment as other loans. We hold a held-for-sale education loan and mortgage loan portfolio at Union Federal, classified within assets of discontinued operations on our consolidated balance sheet.

When available, fair value of loans held-for-sale is based on quoted market values. In the absence of readily determined market values, fair value for education loans held-for-sale is estimated by discounting the scheduled cash flows through the estimated maturity of the loans. Such estimate includes assumptions for default rates, recovery rates, prepayment rates and a discount rate commensurate with the risks involved. In the absence of readily determined market values, fair value for mortgage loans held-for sale is estimated using matrix pricing with market inputs that include the Federal National Mortgage Association current delivery prices and yields. Education loans are valued on an aggregate portfolio basis and mortgage loans are valued on an individual loan basis. We record changes in the carrying value of loans held-for-sale in our consolidated statements of operations.

(j)	Loans Held-to-Maturity

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on non-accrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage loans are placed on non-accrual status and interest recognition is suspended when the loan becomes 90 days past due. We evaluate loans for which there have been concessions, such as a reduction of interest rates, other than normal market rate adjustments, or deferral of principal and interest payments that have been granted that have not otherwise been considered at the time of origination to determine if the loan constitutes a troubled debt restructuring (TDR). TDRs are included in the impaired loan category, and, as such, are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss. With the exception of a small portfolio of education loans held by FMD, we currently do not hold any held-to-maturity loan portfolios.

(k)	Allowance for Loan Losses

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

Mortgage Loans

We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

A mortgage loan for which we have foreclosed on the property is recorded at fair value less costs to sell (which becomes the cost basis of the asset) and is reclassified to other real estate owned, a component of other assets. After foreclosure, the foreclosed real estate asset is carried at the lower of fair value less costs to sell or the cost of the asset.

(l)	Fair Value of Financial Instruments

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

(m)	Revenue Recognition

Net Interest Income

We recognize interest income on education and mortgage loans as earned, using the effective interest method. Net interest income on education and mortgage loans was recorded in discontinued operations for all fiscal years presented.

We place education loans on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

interest is reversed and charged against interest revenues. For education loans on non-accrual status but not yet charged-off, we recognize interest revenues on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and recommence recognizing interest revenues. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

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

Our consolidated statements of operations for fiscal 2012 and a portion of fiscal 2013 included special servicing fees due from certain securitization trusts that we previously facilitated, which represented compensation to us for managing the performance of default prevention and collections management services. Such fees were based, in part, upon the volume of assets under management, and, in part, upon the reimbursement of expenses. We recognized such fees as the services were performed or as the reimbursable expenses were incurred, as applicable.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

(n)	Income Taxes

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

(o)	Net Income (Loss) Per Share

We compute basic net income or loss per share by dividing net income or loss by the weighted-average number of shares outstanding. We compute diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined for the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method. In those years in which we have both net income and participating securities, we compute basic net income per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding.

When we have a discontinued operation, we use income or loss from continuing operations as the control number in determining whether common stock equivalents are dilutive or anti-dilutive. That is, the same number of common stock equivalents used in computing the diluted per-share amount for income or loss from continuing operations is used in computing all other reported diluted per-share amounts even if those amounts will be anti-dilutive to their respective basic per-share amounts.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

We use the Black-Scholes option pricing model to determine the fair value of any option granted. The fair value of any equity-based award other than an option, such as a restricted stock unit (RSU), is based on the price of FMD common stock on the date of grant.

(q)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity, except for those resulting from transactions with stockholders. Net income (loss) is a component of comprehensive income (loss), with all other components referred to in the aggregate as other comprehensive income (loss).

(r)	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are on an overnight basis.

(s)	Discontinued Operations

A discontinued operation is a component of an entity that either has been disposed of, or that is classified as held-for-sale, and (1) whose operations and cash flows have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and (2) whose operations will not have significant continuing involvement with the ongoing entity after the disposal transaction. The financial information of a discontinued operation is excluded from the respective captions in our consolidated financial statements and related notes for all fiscal years presented.

(t)	Recently Issued Accounting Pronouncements

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. Our only other accumulated comprehensive income component is net unrealized holding gains or losses on investments available-for-sale, which are held at Union Federal and classified as assets of discontinued operations. Pursuant to ASU 2013-02, we initially exclude these unrealized holding gains and losses from our net loss; however, they are later reported as reclassifications out of accumulated other comprehensive income (loss) when the securities are sold or other-than-temporary impairment is recognized. Such reclassification of realized gains and losses on investments available-for-sale are included in our consolidated statements of operations.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(2)  Summary of Significant Accounting Policies (Continued)

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in the financial statements previously issued or available for issuance. ASU 2014-08 elevates the threshold for a disposal transaction to qualify as a discontinued operation. Under the new guidance, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results will be required to be reported as discontinued operations in the financial statements. Further, ASU 2014-08 expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held-for-sale and do not qualify as discontinued operations. We have not early adopted ASU 2014-08 nor do we expect the adoption to have a material impact on our consolidated financial statements.

The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board initiated a joint project to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. To meet those objectives, the FASB is amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on our consolidated financial statements is not yet known.

ASU 2014-15, Presentation of Financial Statements –Going Concern (Subtopic 205-40) (ASU 2014-15), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

(3)  Discontinued Operations

Union Federal

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal.

The voluntary dissolution plan will outline management’s intention to sell the assets of Union Federal, consisting primarily of its education loan, mortgage loan and investment portfolios, and settling its customer

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(3)  Discontinued Operations (Continued)

deposits at the earlier of maturity or the effectiveness of the dissolution. In addition to the exit costs discussed below, we expect to incur charges related to lease obligations, legal fees and contract termination provisions in connection with the voluntary dissolution plan. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. We expect the dissolution process to be complete by the end of fiscal 2015.

We evaluated the dissolution of Union Federal in accordance with ASC 205-20. Based on the evaluation performed, we concluded that Union Federal met each of the criterion required for classification as a discontinued operation. Specifically, we concluded that (1) Union Federal qualified as a component of an entity, as its operations and cash flows can clearly be distinguished from the rest of FMD, (2) the operations and cash flows of Union Federal would be eliminated from the ongoing operations of FMD subsequent to the dissolution and (3) there would be no continuing involvement of FMD in the operations of Union Federal subsequent to the dissolution.

As a result of the foregoing, we reported the operations and activities relating to Union Federal within discontinued operations for the fiscal 2014, fiscal 2013 and fiscal 2012. Assets and liabilities related to these operations have been segregated and reported as assets and liabilities from discontinued operations on our consolidated balance sheets.

Assets and Liabilities

The assets and liabilities of Union Federal classified as discontinued operations on our consolidated balance sheets, after the effect of elimination entries, are presented below:

	June 30, 2014	June 30, 2013
	(dollars in thousands)
Assets:
Cash and cash equivalents	$86,394	$23,311
Investments available-for-sale	62,309	84,782
Education loans	21,944	62,996
Mortgage loans	16,371	12,629
Other assets	1,788	3,358

Total assets	$188,806	$187,076

Liabilities:
Deposits	$161,067	$163,977
Other liabilities	1,760	1,494

Total liabilities	$162,827	$165,471

Investments available-for-sale    Investments available-for-sale were principally comprised of mortgage-backed securities issued by government-sponsored enterprises and U.S. government agencies and were recorded at fair value. Union Federal utilizes a third-party pricing vendor to provide valuations on its investments available-for-sale. Fair values as provided by the vendor are generally determined based upon available direct market data (including trades, covers, bids and offers) along with market data for similar securities (including indices and market research). Prepayment/default projections based on historical statistics of the underlying

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(3)  Discontinued Operations (Continued)

collateral and current market data are also used by the vendor in determining a price for the securities. As of June 30, 2014, the fair value and amortized cost of the portfolio totaled $62.3 million and $62.0 million, respectively.

Loans    All loans have been classified as held-for-sale and recorded at the lower of cost or fair value as of June 30, 2014. For the fiscal year ended June 30, 2013, these loan portfolios were classified as held-to-maturity and carried at amortized cost, less an allowance for loan losses. The comparison of cost to fair value for the education loan portfolio as of June 30, 2014 resulted in a write-down of $194 thousand, beyond what had been provided for through the previously established allowance for loan losses. This write-down was recorded in discontinued operations for the fiscal year ended June 30, 2014. The comparison of cost to fair value for the mortgage loan portfolio resulted in the mortgage loans being transferred to the held-for-sale classification at cost as of June 30, 2014. See Note 2, “Summary of Significant Accounting Policies—Loans Held-for-Sale” for information on the fair value methodologies.

Deposits    Deposit liabilities were comprised of savings, checking and money market deposits with no stated maturities as well as time deposits which have fixed maturities. Deposits with no stated maturities were held at the amount payable on demand, which was equal to the fair value. Time deposits were held at fair value as of June 30, 2014, which was determined by discounting the scheduled cash flows using market rates offered for deposits with similar remaining maturities as of our consolidated balance sheet date. This fair value calculation yielded an additional liability of $198 thousand as of June 30, 2014. This adjustment was charged to interest expense and was recorded in discontinued operations for the fiscal year ended June 30, 2014.

Revenues and expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the fiscal years ended 2014, 2013 and 2012, after the effects of elimination entries, were as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(dollars in thousands)
Total revenues	$4,443	$3,661	$1,648
Total expenses	2,657	2,730	2,107
Total other income	962	—	—

Income (loss) from discontinued operations, before income taxes	2,748	931	(459)
Income tax expense	250	1	1

Discontinued operations, net of taxes	$2,498	$930	$(460)

Other income    Other income of Union Federal for the fiscal year ended June 30, 2014 included $2.1 million in gains recognized on the sales of portfolios of education loans to RBS Citizens, N.A. (Citizens), partially offset by $1.1 million in losses reclassified out of accumulated other comprehensive income. The $1.1 million reclassification adjustment represented $132 thousand in net realized losses on securities sold during the year and the remaining $970 thousand represented other-than-temporary impairment losses as we no longer had the intent and ability to hold the securities to recovery. There was no tax benefit reclassified out of other comprehensive income (loss) as there was a full valuation allowance against the corresponding deferred tax asset.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(3)  Discontinued Operations (Continued)

Exit costs    Total expenses for the fiscal year ended June 30, 2014 included severance costs of $246 thousand and retention costs of $24 thousand. Additional retention costs of $284 thousand are expected to be incurred in fiscal 2015.

Securitization Trusts and First Marblehead Data Services, Inc.

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and three were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

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

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary FMER for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer considered the primary beneficiary of these trusts. As a result, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheets and recognized a $1.7 million non-cash gain in our consolidated statements of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests and additional structural advisory fees related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. Pursuant to the terms of the resignation, FMER assisted the new special servicer of the Trusts for a transition period that terminated on November 30, 2012.

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for fiscal 2012. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the NCSLT Trusts and the GATE Trusts, as discussed above, were included in discontinued operations. Further, the gain recognized as the result of the sale of FMDS, as well as the revenues and expenses of FMDS prior to the sale, were recorded in discontinued operations for fiscal 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(3)  Discontinued Operations (Continued)

The revenues and expenses of these discontinued operations for fiscal 2012 were as follows:

Fiscal year ended June 30, 2012
(dollars in thousands)
Total revenues	$(100,737)
Total expenses	15,408
Other income	1,258,564

Income from discontinued operations, before income taxes	1,142,419
Income tax expense	6,598

Discontinued operations, net of taxes	$1,135,821

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the sales and operations of FMDS.

(4)   Asset Acquisition of Cology, Inc.

On October 19, 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers for $4.7 million in cash and the assumption of certain liabilities. Cology LLC provides education loan processing and disbursement services to approximately 300 credit union and other lender clients. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of June 30, 2014.

(5)   Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,
	2014	2013
	(dollars in thousands)
Cash equivalents (money market funds)	$29,856	$33,032
Interest-bearing deposits with banks	2,793	24,558
Non-interest-bearing deposits with banks	1,306	1,009

Total cash and cash equivalents	$33,955	$58,599

(6)   Short-term Investments

Short-term investments of $40.1 million at June 30, 2014 and $55.2 at million June 30, 2013 included certificates of deposits with highly-rated financial institutions, carried at cost. These certificates of deposits have a range of maturities between 1.2 months to 4.7 months.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(7)  Education Loans Held-to-Maturity

FMD holds a small portfolio of education loans totaling $838 thousand at June 30, 2014 and $1.0 million at June 30, 2013, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at June 30, 2014 and June 30, 2013.

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

We carry participation accounts at fair value on our consolidated balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our consolidated balance sheet date, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in revenues as part of administrative and other fees.

On May 30, 2014, FMD, FMER and SunTrust Bank entered into a thirteenth amendment to the loan program agreement, as amended, among FMD, FMER and SunTrust Bank. In connection with the thirteenth amendment, effective June 1, 2014, the amount of credit enhancement required to be provided for in the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(8)  Deposits for Participation Interest Accounts (Continued)

participation account was reduced. The refund, net of an additional deposit for new program year loan volume (defined as loans expected to be funded during the year subsequent to the thirteenth amendment effective date), was $7.4 million. This amount was contractually due back to FMD on June 30, 2014 and, as such, we reclassified the balance from deposits for participation accounts to cash and cash equivalents on our consolidated balance sheet as of June 30, 2014. We received the $7.4 million on July 25, 2014.

(9)  Fair Value Measurements

(a)	Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheets, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During fiscal 2014 and fiscal 2013, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments, from continuing operations, recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We recorded deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both June 30, 2014 and June 30, 2013, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

Service Revenue Receivables

We recorded our service revenue receivables at fair value on our consolidated balance sheets. Our service revenue receivables consist of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables. In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Our significant observable and unobservable inputs are discussed below.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(9)  Fair Value Measurements (Continued)

The following table presents financial instruments, from continuing operations, carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	June 30,
	2014				2013
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$15,834	$15,834	$—	$—	$13,147	$13,147
Service revenue receivables	—	—	13,979	13,979	—	—	14,817	14,817

Total assets	$—	$—	$29,813	$29,813	$—	$—	$27,964	$27,964

The following table presents activity related to our financial assets, from continuing operations, categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for fiscal 2014 and fiscal 2013. All realized and unrealized gains and losses recorded during the years presented relate to assets still held at our consolidated balance sheet dates. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the years presented.

	Fiscal years ended June 30,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of year	$13,147	$14,817	$4,039	$16,341
Realized and unrealized gains (losses)	(455)	2,330	(144)	2,068
Net contributions (distributions)	3,142	(3,168)	9,252	(3,592)

Fair value, end of year	$15,834	$13,979	$13,147	$14,817

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(9)  Fair Value Measurements (Continued)

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at June 30, 2014:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$15,834	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5.75-11.5%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%

Service revenue receivables	$13,979	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at June 30, 2014 and June 30, 2013 were related to certain of the securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(9)  Fair Value Measurements (Continued)

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments, from continuing operations, not measured at fair value on our consolidated balance sheets at June 30, 2014 and June 30, 2013. The carrying amount for these instruments approximates fair value principally due to their short maturities.

June 30, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$33,955	$33,955	$33,955	$—	$—
Short-term investments	40,057	40,057	40,057	—	—
Restricted cash	94,436	94,436	94,436	—	—
Financial Liabilities:
Restricted funds due to clients	$94,272	$94,272	$94,272	—	—

June 30, 2013	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$58,599	$58,599	$58,599	$—	$—
Short-term investments	55,179	55,179	55,179	—	—
Restricted cash	87,338	87,338	87,338	—	—
Financial Liabilities:
Restricted funds due to clients	$86,994	$86,994	$86,994	—	—

(10)  Goodwill and Intangible Assets

(a)	Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight-line basis. Amortization expense related to the Cology LLC intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through June 30, 2014.

(b)	TMS

We completed our acquisition of TMS in fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at June 30, 2014 and 2013 and the adjusted cost basis of our customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The intangible

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(10)  Goodwill and Intangible Assets (Continued)

assets are being amortized over a 15-year period on a straight-line basis. Amortization expense related to the TMS intangible assets is approximately $1.9 million per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through June 30, 2014.

(c)	Impairment Review of Goodwill

In fiscal 2014 we evaluated our goodwill for impairment on May 31, 2014, which is our annual impairment testing date, and concluded that the fair market value of the TMS and Cology LLC reporting units were in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

(d)	Intangible Assets

Intangible assets at June 30, 2014 include the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer lists	15	$23,600	$(4,847)	$18,753
Technology	6	3,650	(2,129)	1,521
Tradename	15	1,950	(455)	1,495

Total intangible assets at June 30, 2014		$29,200	$(7,431)	$21,769

Amortization expense recorded for both fiscal 2014 and fiscal 2013 was $2.4 million.

Estimated annual amortization expense for each of the fiscal years subsequent to June 30, 2014 and thereafter is as follows:

	Customer lists	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
2015	$1,573	$608	$130	$2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
Thereafter	10,888	—	845	11,733

Total	$18,753	$1,521	$1,495	$21,769

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(11)  Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. We calculate depreciation and amortization for financial reporting purposes using the straight-line method over the estimated useful life of the asset.

	June 30,
	2014	2013	Useful life
	(dollars in thousands)
Equipment	$13,725	$13,285	3 - 5 years
Software	41,557	39,531	3 years
Software under development	343	332
Leasehold improvements	11,840	11,840	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	17,463	17,463	lesser of 3-5 years or lease term
Furniture and fixtures	2,706	2,710	5 years

	87,634	85,161
Less accumulated depreciation and amortization	(81,815)	(78,985)

Total property and equipment, net	$5,819	$6,176

(12)  Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third-party institutions and not available for our use. Included in restricted cash on our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

(13)  Commitments and Contingencies

(a)	Income Tax Matters

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate). In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement (the Asset Services Agreement) pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

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

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our consolidated financial statements at June 30, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments with the IRS, and we continue to believe we have a strong position as it relates to this matter; however, we cannot predict the timing or the outcome of the IRS audit. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond, which could have a significant cost and, depending on our financial condition, may not be obtainable, in order to prevent collection of the tax deficiency.

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

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order (the ATB Opinion). We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile, and, therefore, were subject to 100% Massachusetts apportionment.

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the Massachusetts Supreme Judicial Court (SJC) notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has informed us that it expects to schedule oral arguments for early October 2014. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of June 30, 2014, we had accrued a total income tax liability of $25.9 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of our appeal of the ATB Order. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months if a decision is rendered by the SJC. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

(b)	Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various filings with the Securities and Exchange Commission, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In December 2013, the court appointed a lead plaintiff and lead counsel. On February 20, 2014, an amended complaint was filed by the lead plaintiff and contained similar allegations as the earlier complaint. On April 7, 2014, we filed a motion to dismiss the amended complaint. On May 22, 2014, the lead plaintiff filed its opposition to our motion to dismiss. On June 23, 2014, we filed a reply brief in support of our motion to dismiss the amended complaint. On June 30, 2014, the court heard arguments on the motion to dismiss. A class has not been certified in the action as of September 10, 2014.

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current and former members of the FMD Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defenses will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations. In addition, the costs associated with the defenses will be incurred by FMD. We are not presently able to estimate potential losses, if any, related to the lawsuits and, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could be material to our consolidated financial statements.

(c)	NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery against NC Residuals Owners Trust (NC Residuals) and The Wilmington Trust Company in its capacity as owner trustee (the Owner Trustee) of the GATE Trusts. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN, and seeks declaratory relief and specific performance as described below.

GATE, a former subsidiary of FMD, was the owner of certain beneficial interests in the GATE Trusts as well as certain beneficial interests in the NCSLT Trusts. GATE assigned and transferred all of its interests in the GATE Trusts to FMD pursuant to a transfer and assignment agreement. As part of that agreement, GATE agreed to, among other things, execute and deliver all documents that might be necessary to transfer, assign and deliver to and vest in FMD ownership of the GATE Trusts on the records of the Owner Trustee. After the transfer of its interests in the GATE Trusts to FMD, GATE’s remaining assets consisted of its interests in the NCSLT Trusts and it was statutorily converted into NC Residuals and, immediately thereafter, the Trust Certificate was sold.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of June 30, 2014, the value of the GATE Trusts on our consolidated balance sheet was $12.0 million and, through June 30, 2014, the GATE Trusts had generated cash distributions of $5.2 million, of which $1.5 million are currently being withheld.

FMD and NC Residuals have agreed to submit this matter to non-binding mediation and, as such, NC Residuals has not yet answered FMD’s complaint. The non-binding mediation is scheduled for September 22, 2014. We are vigorously pursuing all of our claims in this matter; however, we cannot predict the timing or outcome of the litigation.

(d)	Indemnifications—Sale of FMDS

In connection with the sale of our trust administrator, FMDS, in the third quarter of fiscal 2012, we agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

As of June 30, 2014, the buyer had remaining rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement (the Fundamental Representations) that are subject to a cap equal to the purchase price. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

In addition, as of June 30, 2014, the buyer had remaining rights to indemnification for any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement, which rights are not subject to the purchase price cap. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at our consolidated balance sheet dates, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(e)	Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements, including its indemnification and loan repurchase obligations, under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at our consolidated balance sheet dates that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

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

(g)	Indemnifications—Citizens Loan Sales

On January 23, 2014, FMD and Union Federal entered into a loan purchase and sale agreement with Citizens. Pursuant to the loan purchase and sale agreement, on March 28, 2014, Union Federal sold to Citizens a portfolio of education loans with an aggregate outstanding principal balance of approximately $39.8 million. Union Federal received $43.1 million in sale proceeds, which was equal to 103.5% of the aggregate outstanding principal balance plus all accrued but unpaid interest of the purchased loans as of the calendar day immediately preceding the purchase date.

On June 25, 2014, FMD and Union Federal entered into a new loan purchase and sale agreement with Citizens. Pursuant to the loan purchase and sale agreement, on June 25, 2014, Union Federal sold to Citizens a

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(13)  Commitments and Contingencies (Continued)

portfolio of education loans with an aggregate outstanding principal balance of approximately $19.2 million. Union Federal received $20.3 million in sale proceeds, which was equal to which was equal to 103.5% of the aggregate outstanding principal balance plus all accrued but unpaid interest of the purchased loans as of the calendar day immediately preceding the purchase date.

Subject to certain exceptions, Union Federal has agreed to repurchase, following receipt of notice from Citizens, any education loan for which a representation or warranty made by Union Federal about such loan proves to have been false, misleading or incorrect as of the applicable effective dates of the loan purchase and sale agreements or as of the applicable closing date. Union Federal has also agreed to repurchase any education loan that becomes subject to a formal judicial proceeding that is based upon the acts or omissions of Union Federal or its agents or affiliates arising prior to the applicable closing date and, under certain circumstances, any education loan where a claim has been made that the education loan is unenforceable because of the lack of contractual capacity of a minor. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below.

In addition, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations discussed above, under the loan purchase and sale agreements. FMD also agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the applicable closing date for each sale.

We were not aware of any contingencies existing at our consolidated balance sheet dates that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(h)	Operating Leases

We lease office space and equipment, related to our continuing operations, under non-cancelable operating leases expiring at various times through March 2017. Rent expense under operating leases from continuing operations for fiscal 2014, fiscal 2013 and fiscal 2012 was approximately $4.2 million, $4.2 million and $3.2 million, respectively.

The future minimum office space lease payments required under operating leases related to continuing operations for each of the five fiscal years subsequent to June 30, 2014 and thereafter are as follows:

Fiscal years ending June 30,	Lease obligations
(dollars in thousands)
2015	$3,691
2016	2,218
2017	1,609
2018 and thereafter	—

Total minimum lease payments	$7,518

We are entitled to receive approximately $130 thousand under non-cancelable subleases of office space through fiscal 2017.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(14)  Net Interest Income

The following table reflects the components of net interest income from continuing operations, presented within other income on our consolidated statements of operations:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$37	$98	$178
Short-term investments	176	337	290
Restricted cash	14	38	482

Total interest income	227	473	950
Interest expense:
Lease obligations	25	124	251

Total interest expense	25	124	251

Net interest income	$202	$349	$699

(15)  Other Income

The following table presents the components of other income, excluding net interest income, from continuing operations recorded in our consolidated statements of operations for the fiscal years ended June 30, 2014, 2013 and 2012.

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Gain from deconsolidation of trusts	$—	$—	$9,514
Other income	582	2,112	2,475

Total other income	$582	$2,112	$11,989

During fiscal 2014, we recorded other income of $582 thousand, consisting of $281 thousand in proceeds from the TERI settlement, discussed below, $225 thousand related to the sale of Cology LLC’s loan servicing business and $76 thousand in cash recoveries on previously defaulted education loans held by FMD.

TERI was a private, not-for-profit Massachusetts organization. In its role as guarantor in the education lending market, TERI previously agreed to reimburse many of the securitization trusts we facilitated for unpaid principal and interest on defaulted education loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the TERI Reorganization). As a result of the TERI Reorganization, the securitization trusts facilitated by us have not been able to fully realize TERI’s guarantee obligations. Under TERI’s confirmed plan of reorganization, which became effective in November 2010, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. In addition, FMD and certain subsidiaries entered into a stipulation with TERI and the Official Committee of Unsecured Creditors of TERI that became effective in October 2010 that resolved all claims and controversies among the parties to the agreement. The proceeds from the TERI settlement represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(15)  Other Income (Continued)

During fiscal 2013, we recorded other income of $2.1 million, consisting of $702 thousand in proceeds from the TERI settlement, $946 thousand related to the sale of a defaulted education loan portfolio, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009, and $464 thousand in cash recoveries on previously defaulted education loans held by FMD.

During fiscal 2012, we recorded income of $9.5 million related to the deconsolidation of the securitization trusts previously consolidated, largely relating to the fair value of the residual interests that were previously eliminated upon our adoption of ASU 2009-17 on July 1, 2010. The additional $2.5 million in other income consisted of $1.6 million in proceeds from the TERI settlement and $790 thousand in cash recoveries on previously defaulted education loans held by FMD.

(16)  General and Administrative Expenses

The following table reflects the components of general and administrative expenses from continuing operations:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
General and administrative expenses:
Third-party services	$14,689	$14,651	$15,907
Depreciation and amortization	5,288	4,347	4,615
Marketing	1,799	5,123	8,470
Occupancy and equipment	10,856	11,379	10,913
Servicer fees	278	650	696
Merchant fees	7,773	6,663	6,467
Trust related special servicing expenses	—	1,639	5,920
Other	6,946	7,498	6,913

Total	$47,629	$51,950	$59,901

The largest component of general and administrative expenses was third-party services, which primarily consisted of legal fees in support of ongoing litigation as well as outside consultant and temporary employment costs. Included in other expenses in fiscal 2014, fiscal 2013 and fiscal 2012 were fees of $1.1 million, $1.2 million and $1.3 million, respectively, paid to Sextant Holdings, LLC (Sextant) under a time-sharing agreement for business-related use of a private aircraft. Under the time sharing agreement, the fees may not exceed the actual expense of each specific flight as authorized by federal aviation regulations. In addition to the time sharing agreement, the FMD Board of Directors approved 75 hours of flight time for personal flight reimbursement each fiscal year. The reimbursement for personal travel time was $522 thousand for fiscal 2014, $400 thousand for fiscal 2013 and $507 thousand for fiscal 2012. The reimbursements for personal travel were included in compensation and benefits. The sole manager and member of Sextant is Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the Board.

(17)  Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(17)  Income Taxes (Continued)

2007 through fiscal 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Note 13, “Commitments and Contingencies—Income Tax Matters,” for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2010 and June 30, 2014.

The following table reflects components of income tax expense (benefit) attributable to loss from continuing operations before income taxes:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Current:
Federal	$—	$—	$(5,527)
State	659	1,967	(12,459)

Total current tax expense (benefit)	659	1,967	(17,986)
Deferred:
Federal	361	431	922
State	105	(103)	(892)

Total deferred tax expense	466	328	30

Income tax expense (benefit) from continuing operations	$1,125	$2,295	$(17,956)

The following table reconciles the expected federal income tax expense (benefit) from continuing operations (computed by applying the federal statutory tax rate to income (loss) before taxes) to recorded income tax expense (benefit) from continuing operations:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Computed federal tax benefit	$(13,629)	$(17,091)	$(17,881)
State tax, net of federal benefit	496	1,212	(8,678)
Federal valuation allowance	13,022	17,393	7,547
Non-deductible compensation	1,134	661	919
Other, net	102	120	137

Income tax expense (benefit) from continuing operations	$1,125	$2,295	$(17,956)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(17)  Income Taxes (Continued)

The following table reflects the tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities:

	June 30,
	2014	2013
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,106	$44,970
Federal benefit of unrecognized tax benefits	9,062	8,833
Depreciation and amortization	3,294	4,440
Allowance for loan losses	5,966	5,631
Amortization of deferred costs	2,720	3,058
Other, net	9,058	7,435

Gross deferred tax assets	88,206	74,367
Valuation allowance	(79,911)	(66,363)

Total net deferred tax asset	8,295	8,004
Deferred tax liabilities:
Additional structural advisory fees	(774)	(833)
Residual fees	(6,063)	(5,230)
Other, net	(3,113)	(3,130)

Total deferred tax liability	(9,950)	(9,193)

Net deferred tax liability	$(1,655)	$(1,189)

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2014 and June 30, 2013. We will continue to review the recognition of deferred tax assets on a quarterly basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(17)  Income Taxes (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars in thousands)
Beginning unrecognized tax benefits	$20,452	$19,630	$30,936
Reduction as a result of ATB Order and expiration of statute of limitations	—	—	(11,306)
Additional state tax liability recognized for the 2008 and 2009 tax years	—	822	—

Ending unrecognized tax benefits	$20,452	$20,452	$19,630

Beginning accrued interest	$4,787	$3,451	$8,375
Reduction as a result of ATB Order and expiration of statute of limitations	—	—	(6,281)
Interest expense recognized	654	1,336	1,357

Ending accrued interest	$5,441	$4,787	$3,451

The ending balance at June 30, 2014, 2013, and 2012 if recognized would favorably affect our effective income tax rate. We recognize interest and penalties in income tax expense when incurred.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(18)  Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock:

	Fiscal years ended June 30,
	2014	2013	2012
	(dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(40,065)	$(51,127)	$(33,133)
Less: Loss allocated to participating securities	—	—	(2,655)

Loss from continuing operations allocated to common shares outstanding	$(40,065)	$(51,127)	$(30,478)

Income from discontinued operations, net of taxes	$2,498	$930	$1,135,361
Less: Earnings allocated to participating securities	—	—	90,963

Income from discontinued operations allocated to common shares outstanding	$2,498	$930	$1,044,398

Net (loss) income per basic common share:
From continuing operations	$(3.55)	$(4.77)	$(3.00)
From discontinued operations	0.22	0.09	102.82

Total basic net (loss) income per common share	$(3.33)	$(4.68)	$99.82

Net (loss) income per diluted common share:
From continuing operations	$(3.55)	$(4.77)	$(2.99)
From discontinued operations	0.22	0.09	102.59

Total diluted net (loss) income per common share	$(3.33)	$(4.68)	$99.60

Weighted-average common shares outstanding:
Basic	11,270	10,735	10,157
Diluted	11,270	10,735	11,067

The following table presents the outstanding RSUs and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted earnings per common share:

	Fiscal years ended June 30,
	2014	2013	2012
	(in thousands)
RSUs	377	316	217
Stock options	603	607	610

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(19)  Stockholders’ Equity

(a)	Preferred Stock

As of June 30, 2014 and June 30, 2013, we had 20,000,000 shares of preferred stock, at a par value of $0.01 per share, authorized with no shares issued or outstanding.

In December 2007, FMD entered into an investment agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (the Purchasers). Pursuant to the investment agreement, FMD issued 132,701 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.01 per share (Series B Preferred Stock), at a purchase price of $1 thousand per share. The Series B Preferred Stock was automatically convertible into FMD’s common stock upon the sale or transfer by any holder of the Series B Preferred Stock to any party other than an affiliate of such holder. The number of common shares issuable upon conversion was equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $150.00 per share. On November 30, 2012, the Purchasers entered into a purchase agreement with a third party to sell, in a private transaction, all 132,701 shares of Series B Preferred Stock then outstanding. On December 4, 2012, the transaction was settled and the Series B Preferred Stock was converted into 884,673 shares of FMD’s common stock and was issued to the third-party purchaser. Following this transaction, there are no longer any shares of Series B Preferred Stock outstanding.

(b)	2003 Employee Stock Purchase Plan

In 2003, the FMD Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 60,000 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of FMD’s common stock at the lower of 85% of its fair market value at the beginning or at the end of each offering period. Participation was voluntary. In April 2008, the FMD Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued under the ESPP in fiscal 2014, fiscal 2013 or fiscal 2012. At June 30, 2014, 40,555 shares were available for future purchase under the ESPP.

(c)	Treasury Stock

Treasury stock was $187.9 million (960,000 shares) and $187.2 million (896,545 shares) at June 30, 2014 and June 30, 2013, respectively. The increase in shares was a result of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

(20)  Stock-Based Compensation

Stock-based compensation expense was $4.4 million, $4.2 million and $4.6 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. As of June 30, 2014, there was $5.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately two years.

(a)	Stockholder Approved Plans

We have stock awards outstanding under three stock-based incentive compensation plans, each approved by both the FMD Board of Directors and stockholders in 2002 (2002 Plan), 2003 (2003 Plan) and 2011 (2011 Plan).

Under the 2002 Plan, we granted non-statutory stock options to non-employee members of the FMD Board of Directors. In 2006, the FMD Board of Directors suspended new awards under the 2002 Plan. As of June 30, 2014, 3,000 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(20)  Stock-Based Compensation (Continued)

Under the 2003 Plan, we granted stock based awards to employees, directors and consultants. No further awards may be granted under the 2003 Plan following the stockholder approval of the 2011 Plan in November 2011; however, 39,277 shares of common stock were issuable upon the vesting of awards granted under the 2003 Plan as of June 30, 2014.

Under the 2011 Plan, the FMD Board of Directors, or one or more sub-committees of the FMD Board of Directors, may grant options, restricted stock, RSUs, other stock based awards or performance awards to employees, directors, consultants or advisors. As of June 30, 2014, 964,834 shares were available for future grant under the 2011 Plan and 352,912 shares of common stock were issuable upon the vesting of awards granted under the 2011 Plan. We typically issue new shares of common stock as opposed to using treasury shares.

(b)	Stock Options

The following table summarizes information about stock options outstanding at June 30, 2014:

Exercise prices	Number outstanding	Weighted-average remaining contractual term	Weighted-average exercise price	Number exercisable
	(shares in thousands)
$60.00(1)	200	4.06	$60.00	200
$120.00(1)	200	4.06	120.00	200
$160.00(1)	200	4.06	160.00	200
$190.40	1	1.22	190.40	1
$329.70	2	0.22	329.70	2

$60.00 - $329.70	603	4.04	114.13	603

(1)	These options were not issued under any of our existing stockholder-approved incentive plans. The FMD Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the FMD Board of Directors, effective September 1, 2008. In connection with the election, the FMD Board of Directors and a subcommittee of the Compensation Committee of the FMD Board of Directors approved the grant in August 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 200,000 shares of FMD common stock, at an exercise price of $60.00 per share, that vested and became exercisable in full on August 18, 2012; (b) 200,000 shares of FMD common stock, at an exercise price of $120.00 per share, that vested and became exercisable in full on November 30, 2008 and (c) 200,000 shares of FMD common stock, at an exercise price of $160.00 per share, that vested and became exercisable in full on November 30, 2008. Each of the stock options will expire ten years from the Grant Date.

The options exercisable at June 30, 2014 have no intrinsic value as the exercise prices are above market price. The weighted-average remaining contractual term of options exercisable is approximately four years. Options expire at a maximum of ten years from the grant date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(20)  Stock-Based Compensation (Continued)

The following table presents stock option activity for fiscal 2014, fiscal 2013 and fiscal 2012:

	Number of options	Weighted- average exercise price per share
	(shares in thousands)
Outstanding options at June 30, 2011	610	114.32
Exercised	—	—

Outstanding options at June 30, 2012	610	114.32
Forfeited	(1)	200.37
Expired	(2)	33.30

Outstanding options at June 30, 2013	607	114.31
Forfeited	(1)	260.05
Expired	(3)	85.75

Outstanding options at June 30, 2014	603	114.13

(c)	Stock Units

Each stock unit, including both RSUs and director stock units, represents a contingent right to receive one share of FMD common stock upon vesting. Shares in respect of vested stock units are issued as soon as practicable after each vesting date.

Pursuant to a directors’ compensation program formerly under the 2003 Plan and now under the 2011 Plan, our non-employee directors are entitled to stock units for their service. Stock units granted to non-employee directors are fully vested upon grant. In May 2010, the director compensation program was amended to provide for the grant of 1,000 stock units upon initial election to the FMD Board of Directors and an annual grant of 1,000 stock units on September 20 of each year, if the non-employee director has then served on the FMD Board of Directors for at least 180 days. During fiscal 2014, fiscal 2013 and fiscal 2012, 6,000 stock units, 6,000 stock units and 7,000 stock units were granted to non-employee directors, respectively.

RSUs may be granted to employees and outside consultants. During fiscal 2014, approximately 305,400 RSUs were granted to employees (other than Daniel Meyers), including executive officers, all of which were due to vest over the next four years and an additional 110,000 RSUs were granted to Daniel Meyers, all of which vested immediately. During fiscal 2013, approximately 223,700 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date. During fiscal 2012, approximately 101,300 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014, 2013 and 2012

(20)  Stock-Based Compensation (Continued)

The following table presents stock unit activity, including both RSUs and director stock units, for fiscal 2014, fiscal 2013 and fiscal 2012:

	Number of stock units	Weighted- average grant date fair value per share
	(shares in thousands)
Outstanding stock units at June 30, 2011	247	32.83
Granted	108	13.87
Vested and issued	(95)	32.28
Forfeited	(77)	21.13

Outstanding stock units at June 30, 2012	183	26.84
Granted	230	11.72
Vested and issued	(100)	25.46
Forfeited	(14)	12.64

Outstanding stock units at June 30, 2013	299	16.36
Granted	421	9.88
Vested and issued	(208)	12.40
Forfeited	(120)	11.32

Outstanding stock units at June 30, 2014	392	12.44

(21)  Defined Contribution Plans

We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We made contributions of approximately $800 thousand for each of the fiscal years ended June 30, 2014 and June 30, 2013 and approximately $900 thousand for the fiscal year ended June 30, 2012.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY INFORMATION

The table below summarizes unaudited quarterly information for each of the three month periods in fiscal 2014 and fiscal 2013:

	Three months ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
	(dollars in thousands, except per share data)
Revenues	$12,696	$10,639	$13,283	$7,538
Expenses	24,466	19,422	19,912	20,080
Other income	72	360	71	281
Income tax expense	275	258	334	258

Loss from continuing operations	(11,973)	(8,681)	(6,892)	(12,519)
Discontinued operations, net of taxes	419	1,033	1,779	(733)

Net loss	$(11,554)	$(7,648)	$(5,113)	$(13,252)

Net (loss) income per basic and diluted common share:
From continuing operations	$(1.07)	$(0.77)	$(0.61)	$(1.11)
From discontinued operations	0.04	0.09	0.16	(0.06)

Total basic and diluted net loss per common share	$(1.03)	$(0.68)	$(0.45)	$(1.17)

	Three months ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(dollars in thousands, except per share data)
Revenues	$11,589	$10,059	$11,624	$6,702
Expenses	25,576	22,560	21,048	22,083
Other income	304	546	567	1,044
Income tax expense	395	331	351	1,218

Loss from continuing operations	(14,078)	(12,286)	(9,208)	(15,555)
Discontinued operations, net of taxes	146	3	419	362

Net loss	$(13,932)	$(12,283)	$(8,789)	$(15,193)

Net (loss) income per basic and diluted common share:
From continuing operations	$(1.38)	$(1.17)	$(0.83)	$(1.39)
From discontinued operations	0.01	—	0.04	0.03

Total basic and diluted net loss per common share	$(1.37)	$(1.17)	$(0.79)	$(1.36)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on our assessment, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 121 of this annual report.

/S/ DANIEL MEYERS
Chief Executive Officer and Chairman of the Board of Directors

/s/ ALAN BREITMAN
Managing Director and Chief Financial Officer

Attestation Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited The First Marblehead Corporation’s (the Company) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated September 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 10, 2014

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2014 in connection with our 2014 annual meeting of stockholders, which we refer to below as our 2014 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1, “Business,” of this annual report.

The information required by this item with respect to directors will be contained in our 2014 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this annual report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2014 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2014 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this annual report by reference. Complete copies of the Audit Committee charter, as well as FMD’s corporate governance guidelines and the charters of the Compensation Committee and Nominating and Corporate Governance Committee, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@fmd.com.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2014 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this annual report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2014 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this annual report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2014 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2014 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this annual report by reference.

The information required by this item with regard to director independence will be contained in our 2014 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2014 Proxy Statement under the caption “Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this annual report by reference.

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

THE FIRST MARBLEHEAD CORPORATION

By:	/S/ DANIEL MEYERS
Daniel Meyers
Chief Executive Officer and Chairman of the Board of Directors

Date:	September 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 10, 2014

/S/ ALAN BREITMAN Alan Breitman	Managing Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2014

/S/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	September 10, 2014

/S/ DORT A. CAMERON III Dort A. Cameron III	Director	September 10, 2014

/S/ PETER S. DROTCH Peter S. Drotch	Director	September 10, 2014

/S/ THOMAS P. EDDY Thomas P. Eddy	Director	September 10, 2014

/S/ SETH GELBER Seth Gelber	Director	September 10, 2014

/S/ WILLIAM D. HANSEN William D. Hansen	Director	September 10, 2014

EXHIBIT INDEX

Number	Description
2.1(1)††	Loan Purchase and Sale Agreement, dated January 23, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant

2.2	Loan Purchase and Sale Agreement, dated June 25, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant

3.1(2)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated December 2, 2013

3.3(4)	Amended and Restated By-laws of the Registrant

4.1(5)	Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank

4.2(5)	Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank

10.1(4)#	2002 Director Stock Plan

10.2(4)#	2003 Employee Stock Purchase Plan

10.3(6)#	2003 Stock Incentive Plan, as amended and restated

10.4(7)#	2011 Stock Incentive Plan, as amended

10.5(2)#	Executive Incentive Compensation Plan

10.6#	Summary of non-employee director compensation arrangements

10.7(8)#	Form of Nonstatutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan

10.8(9)#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan

10.9(10)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.10(11)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

10.11(10)#	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

10.12(12)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers

10.13(13)#	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers

10.14(12)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers

10.15(13)#	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers

Number	Description
10.16(14)#	Non-Statutory Stock Option Agreement for $60.00 stock options between the Registrant and Daniel Meyers

10.17(14)#	Non-Statutory Stock Option Agreement for $120.00 stock options between the Registrant and Daniel Meyers

10.18(14)#	Non-Statutory Stock Option Agreement for $160.00 stock options between the Registrant and Daniel Meyers

10.19(13)#	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper, as supplemented

10.20(13)#	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented

10.21(15)#	Letter Agreement, dated June 7, 2004, between the Registrant and William P. Baumer, as supplemented

10.22(15)#	Letter Agreement, dated January 11, 2011, between the Registrant and Barry Heneghan

10.23(16)#	Letter Agreement, dated June 20, 2014, between the Registrant and Alan Breitman

10.24#	Letter Agreement, dated May 29, 2014, between the Registrant and Richard Neely

10.25(17)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC

10.26(14)	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended

10.27(18)	Fourth Amendment to Indenture of Lease, dated March 28, 2014, between the Registrant and BP Prucenter Acquisition LLC

10.28(14)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended

10.29(19)	Second Amendment to Lease, dated as of November 3, 2010, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.30(10)	Third Amendment to Lease, dated as of July 1, 2011, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.31(20)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC

10.32(20)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

10.33(20)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.34(20)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust

10.35(20)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC

10.36(21)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.

10.37(21)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.

Number	Description
10.38(22)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.39(14)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.40(23)††	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.41(23)††	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.42(23)††	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.43(24)††	Fifth Amendment to Loan Program Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.44(25)††	Twelfth Amendment to Loan Program Agreement dated as of April 30, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.45††	Thirteenth Amendment to Loan Program Agreement dated as of May 30, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.46(26)††	Loan Program Agreement, dated as of August 2, 2012, among the Registrant, First Marblehead Education Resources, Inc., and SunTrust Bank

10.47(10)††	Loan Program Agreement, dated as of June 30, 2011, among the Registrant, First Marblehead Education Resources, Inc. and Union Federal Savings Bank

10.48(27)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.49(28)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

10.50(29)	Purchase and Assignment Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and VCG Special Opportunities Master Fund Limited

10.51(29)	Inducement Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2014.

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on August 29, 2008.

(3)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 2, 2013.

(4)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

(5)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 20, 2010.

(6)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-8 (File No. 333-163141).

(7)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on October 2, 2013.

(8)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004.

(9)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005.

(10)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 8, 2011.

(11)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2012.

(12)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 18, 2008.

(13)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 2, 2010.

(14)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 3, 2009.

(15)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 13, 2013.

(16)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 2, 2014.

(17)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(18)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014.

(19)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 5, 2010.

(20)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 6, 2009.

(21)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 16, 2009.

(22)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(23)	Incorporated by reference to the exhibits to the Registrant’s Amendment No. 1 to annual report on Form 10-K filed with the SEC on November 18, 2010.

(24)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 15, 2011.

(25)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 6, 2014.

(26)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012.

(27)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2010.

(28)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 22, 2010.

(29)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 14, 2011.

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

#	This Exhibit is a management contract or compensatory plan or arrangement.