Form 10-Q
period 2014-09-30
FIRST MARBLEHEAD CORP
filed 2014-11-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, the registrant had 11,526,987 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, as well as the possible inclusion of additional taxable income for such tax years under audit, the proposed dissolution of Union Federal Savings Bank, including the timing of any such dissolution, and any costs relating to the dissolution, or a decision not to proceed with the proposed dissolution for any reason, including, without limitation, the failure to receive the necessary corporate or regulatory approvals, and our transition of certain loan origination services to Firstmark Services, including anticipated cost savings for us and the timing of such transition, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 10, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 10, 2014.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2014	June 30, 2014
ASSETS
Cash and cash equivalents	$39,072	$33,955
Short-term investments, at cost	26,004	40,057
Restricted cash	111,145	94,436
Deposits for participation interest accounts, at fair value	15,614	15,834
Service revenue receivables, at fair value	13,563	13,979
Goodwill	20,066	20,066
Intangible assets, net	21,191	21,769
Property and equipment, net	5,471	5,819
Other assets	11,075	8,163

Assets from continuing operations	263,201	254,078
Assets from discontinued operations	174,255	188,806

Total assets	$437,456	$442,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$111,104	$94,272
Accounts payable, accrued expenses and other liabilities	12,323	11,050
Income taxes payable	26,749	26,582
Net deferred income tax liability	1,726	1,655

Liabilities from continuing operations	151,902	133,559
Liabilities from discontinued operations	151,069	162,827

Total liabilities	302,971	296,386
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,595 and 12,260 shares issued; 11,527 and 11,300 shares outstanding	125	122
Additional paid-in capital	464,144	462,328
Accumulated deficit	(141,832)	(128,391)
Treasury stock, 1,068 and 960 shares held, at cost	(188,371)	(187,860)
Accumulated other comprehensive income	419	299

Total stockholders’ equity	134,485	146,498

Total liabilities and stockholders’ equity	$437,456	$442,884

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2014	2013
Revenues:
Tuition payment processing fees	$8,287	$7,948
Administrative and other fees	4,880	4,303
Fair value changes to service revenue receivables	950	445

Total revenues	14,117	12,696
Expenses:
Compensation and benefits	9,911	10,202
General and administrative	14,547	14,264

Total expenses	24,458	24,466
Other income	56	72

Loss from continuing operations, before income taxes	(10,285)	(11,698)
Income tax expense from continuing operations	243	275

Net loss from continuing operations	(10,528)	(11,973)
Discontinued operations, net of taxes	(2,913)	419

Net loss	$(13,441)	$(11,554)

Net loss per basic and diluted common share:
From continuing operations	$(0.92)	$(1.07)
From discontinued operations	(0.26)	0.04

Total basic and diluted net loss per common share	$(1.18)	$(1.03)

Basic and diluted weighted-average common shares outstanding	11,385	11,214

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2014	2013
Net loss	$(13,441)	$(11,554)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments available-for-sale arising during the period	120	(17)

Total comprehensive loss	$(13,321)	$(11,571)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional		Accumulated other comprehensive	Total
	Issued		In treasury		paid-in	Accumulated	income	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	(loss), net of tax	equity
Balance at June 30, 2013	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	(11,554)	—	(11,554)
Accumulated other comprehensive loss	—	—	—	—	—	—	(17)	(17)

Total comprehensive loss	—	—	—	—	—	(11,554)	(17)	(11,571)
Net stock issuance from vesting of stock units	186	2	(58)	(673)	(2)	—	—	(673)
Stock-based compensation	—	—	—	—	1,988	—	—	1,988

Balance at September 30, 2013	12,237	$122	(955)	$(187,827)	$459,913	$(102,378)	$(759)	$169,071

Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(13,441)	—	(13,441)
Accumulated other comprehensive income	—	—	—	—	—	—	120	120

Total comprehensive loss	—	—	—	—	—	(13,441)	120	(13,321)
Net stock issuance from vesting of stock units	335	3	(108)	(511)	(3)	—	—	(511)
Stock-based compensation	—	—	—	—	1,819	—	—	1,819

Balance at September 30, 2014	12,595	$125	(1,068)	$(188,371)	$464,144	$(141,832)	$419	$134,485

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,441)	$(11,554)
Discontinued operations, net of tax	2,913	(419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,267	1,308
Deferred income tax expense	71	97
Stock-based compensation	1,819	1,988
Service revenue receivable distributions	1,366	1,349
Changes in assets/liabilities:
Participation interest accounts	220	(5,637)
Fair value increase to service revenue receivables	(950)	(445)
Other assets	(2,912)	(2,383)
Accounts payable, accrued expenses and other liabilities	1,274	443
Income taxes payable	167	179

Net cash used in operating activities – continuing operations	(8,206)	(15,074)
Net cash provided by operating activities – discontinued operations	1,431	228

Net cash used in operating activities	(6,775)	(14,846)
Cash flows from investing activities:
Capital contributions to Union Federal	—	(450)
Purchases of short-term investments	(5,009)	—
Proceeds from maturities of short-term investments	19,062	4,975
Net increase in restricted cash	(16,709)	(26,775)
Net increase in restricted funds due to clients	16,832	26,984
Purchases of property and equipment	(341)	(671)

Net cash provided by investing activities – continuing operations	13,835	4,063
Net cash provided by (used in) investing activities – discontinued operations	2,352	(4,743)

Net cash provided by (used in) investing activities	16,187	(680)
Cash flows from financing activities:
Payments on capital lease obligations	(1)	(3)
Repurchases of common stock	(511)	(673)

Net cash used in financing activities – continuing operations	(512)	(676)
Net cash (used in) provided by financing activities – discontinued operations	(13,086)	1,961

Net cash (used in) provided by financing activities	(13,598)	1,285

Net decrease in cash and cash equivalents	(4,186)	(14,241)
Cash and cash equivalents, beginning of period	120,349	81,910

Cash and cash equivalents, end of period	116,163	67,669
Less: cash and cash equivalents of discontinued operations, end of period	77,091	20,757

Cash and cash equivalents of continuing operations, end of period	$39,072	$46,912

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$—

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we,” “us,” “our” and similar references mean The First Marblehead Corporation and its subsidiaries, on a consolidated basis. All references in these notes to “First Marblehead” or “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2015 as “fiscal 2015.” References to our “Annual Report” mean our annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (SEC) on September 10, 2014.

We are a specialty finance company focused on the education financing marketplace. We design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis. These services include tuition planning, tuition billing, refund management and payment technology services through FMD’s subsidiary Tuition Management Systems LLC (TMS), loan processing and disbursement services through FMD’s subsidiary Cology LLC, as well as certain loan origination services, portfolio management and securitization services.

Through FMD’s subsidiary Union Federal Savings Bank (Union Federal), we offer certain traditional retail banking products, including time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency (OCC) and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. As a result of the planned dissolution and our evaluation under Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations (ASC 205-20), we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” for additional information.

As of November 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

The Monogram-based loans that are originated on behalf of our lender clients as well as the education loans that FMD’s subsidiary Cology LLC processes and disburses on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients and Cology LLC’s clients, respectively. As such, none of the references in these notes to our unaudited consolidated financial statements to education loans included in our consolidated balance sheets include the education loans originated by our lender clients or by Cology LLC on behalf of its clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three months ended September 30, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Reverse Stock Split

On November 12, 2013, the FMD stockholders approved a 1-for-10 reverse stock split of FMD’s issued and outstanding shares of common stock, which was effected on December 2, 2013. In addition, FMD’s authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. The shares of common stock retained a par value of $0.01 per share. The accompanying unaudited consolidated financial statements and accompanying notes to the unaudited consolidated financial statements give retroactive effect to the reverse stock split for all prior periods presented. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The adoption of ASU 2013-11 did not have an impact on our consolidated financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 elevates the threshold for a disposal transaction to qualify as a discontinued operation. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results will be required to be reported as discontinued operations in the financial statements. Further, ASU 2014-08 expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held-for-sale and do not qualify as discontinued operations. We have not early adopted ASU 2014-08 nor do we expect the adoption to have a material impact on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is not yet known.

ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies since we filed our Annual Report with the SEC on September 10, 2014. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for the full disclosure of our significant accounting policies.

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

The voluntary dissolution plan will outline management’s intention to sell the assets of Union Federal, consisting primarily of its education loan, mortgage loan and investment portfolios, and either sell its customer deposits or settle its customer deposits at the earlier of maturity or the effectiveness of the dissolution. In addition to the exit costs discussed below, we expect to incur charges related to lease obligations, legal fees and contract termination provisions in connection with the voluntary dissolution plan. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. We expect the dissolution process to be complete by the end of fiscal 2015.

As of November 10, 2014, Union Federal had initiated certain steps toward dissolution including lowering deposit rates, ceasing education loan and mortgage loan applications, terminating a limited number of employees and selling securities from its investment portfolio.

We evaluated the dissolution of Union Federal in accordance with ASC 205-20. Based on the evaluation performed, we concluded that Union Federal met each of the criteria required for classification as a discontinued operation. Specifically, we concluded that (1) Union Federal qualified as a component of an entity, as its operations and cash flows can clearly be distinguished from the rest of FMD, (2) the operations and cash flows of Union Federal would be eliminated from the ongoing operations of FMD subsequent to the dissolution and (3) there would be no continuing involvement of FMD in the operations of Union Federal subsequent to the dissolution.

As a result of the foregoing, we reported the operations and activities relating to Union Federal within discontinued operations for all periods presented. Assets and liabilities related to these operations have been segregated and reported as assets and liabilities from discontinued operations on our consolidated balance sheets.

Assets and Liabilities

The assets and liabilities of Union Federal classified as discontinued operations on our consolidated balance sheets, after the effect of elimination entries, are presented below:

	September 30, 2014	June 30, 2014
	(dollars in thousands)
Assets:
Cash and cash equivalents	$77,091	$86,394
Investments available-for-sale	59,150	62,309
Education loans held-for-sale	20,159	21,944
Mortgage loans held-for-sale	16,460	16,371
Other assets	1,395	1,788

Total assets	$174,255	$188,806

Liabilities:
Deposits	$147,942	$161,067
Other liabilities	3,127	1,760

Total liabilities	$151,069	$162,827

Investments available-for-sale Investments available-for-sale were principally comprised of mortgage-backed securities issued by government-sponsored enterprises and U.S. government agencies and were recorded at fair value. Union Federal utilizes a third-party pricing vendor to provide valuations on its investments available-for-sale. Fair values as provided by the vendor are generally determined based upon available direct market data (including trades, covers, bids and offers) along with market data for similar securities (including indices and market research). Prepayment and default projections based on historical statistics of the underlying collateral and current market data are also used by the vendor in determining a price for the securities. As of September 30, 2014, the fair value and amortized cost of the portfolio totaled $59.2 million and $58.7 million, respectively.

Loans held-for-sale All loans were classified as held-for-sale and recorded at the lower of cost or fair value. The comparison of cost to fair value for Union Federal’s education loan portfolio as of September 30, 2014 resulted in a write-down of $2.3 million. The determination of fair value for the education loan portfolio as of September 30, 2014 considered bids that were solicited as part of the dissolution process during the three months ended September 30, 2014 and reflects the price at which we believe we can sell the portfolio. This write-down was recorded in discontinued operations for the three months ended September 30, 2014. The comparison of cost to fair value for Union Federal’s mortgage loan portfolio resulted in the mortgage loans continuing to be held at cost as of September 30, 2014. See Note 2, “Summary of Significant Accounting Policies—Loans Held-for-Sale” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for additional information on the fair value methodologies.

Deposits Deposit liabilities were comprised of savings, checking and money market deposits with no stated maturities as well as time deposits, which have fixed maturities. Deposits with no stated maturities were held at the amount payable on demand, which was equal to the fair value. Time deposits were held at fair value, which was determined by discounting the scheduled cash flows using market rates offered for deposits with similar remaining maturities as of our consolidated balance sheet dates. The fair value calculation as of September 30, 2014 resulted in a positive fair value adjustment of $39 thousand. This adjustment was recorded in discontinued operations for the three months ended September 30, 2014.

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three months ended September 30, 2014 and 2013, after the effects of elimination entries, were as follows:

	Three months ended September 30,
	2014	2013
	(dollars in thousands)
Total revenues	$546	$1,109
Total expenses	928	654
Total other expense	2,530	—

(Loss) income from discontinued operations, before income taxes	(2,912)	455
Income tax expense	1	36

Discontinued operations, net of taxes	$(2,913)	$419

Other expense Other expense for the three months ended September 30, 2014 included the fair value write-down of $2.3 million on Union Federal’s education loan portfolio and $265 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio as we did not have the intent and ability to hold the securities to recovery.

Exit costs The table below presents a reconciliation of the beginning and ending liability balances for both severance and retention costs associated with the proposed dissolution. The ending liability balances represent the cumulative amounts incurred to date. Additional retention costs of $179 thousand are expected to be incurred during the remainder of fiscal 2015.

	Severance	Retention
	(dollars in thousands)
Balance as of June 30, 2014	$246	$24
Additional expense incurred during the period	4	105

Balance as of September 30, 2014	$250	$129

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30, 2014	June 30, 2014
	(dollars in thousands)
Cash equivalents (money market funds)	$33,224	$29,856
Interest-bearing deposits with banks	4,172	2,793
Non-interest-bearing deposits with banks	1,676	1,306

Total cash and cash equivalents	$39,072	$33,955

(4) Short-term Investments

Short-term investments of $26.0 million at September 30, 2014 and $40.1 million at June 30, 2014 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 0.6 months to 5.2 months at September 30, 2014.

(5) Education Loans Held-to-Maturity

FMD holds a small portfolio of education loans totaling $819 thousand at September 30, 2014 and $838 thousand at June 30, 2014, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at September 30, 2014 and June 30, 2014.

(6) Deposits for Participation Interest Accounts

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

We carry deposits for participation accounts at fair value on our consolidated balance sheets. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the participation account related to education loans originated as of our consolidated balance sheet dates, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in the estimated fair value of participation accounts, if any, in revenues as part of administrative and other fees.

(7) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheets, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first three months of fiscal 2015 and fiscal 2014, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments, from continuing operations, recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We recorded deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both September 30, 2014 and June 30, 2014, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

The following table presents financial instruments, from continuing operations, carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	September 30, 2014				June 30, 2014
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$15,614	$15,614	$—	$—	$15,834	$15,834
Service revenue receivables	—	—	13,563	13,563	—	—	13,979	13,979

Total assets	$—	$—	$29,177	$29,177	$—	$—	$29,813	$29,813

The following table presents activity related to our financial assets, from continuing operations, categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2014 and 2013. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended September 30,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$15,834	$13,979	$13,147	$14,817
Realized and unrealized gains (losses)	(287)	950	(71)	445
Net contributions (distributions)	67	(1,366)	5,708	(1,349)

Fair value, end of period	$15,614	$13,563	$18,784	$13,913

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at September 30, 2014:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$15,614	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-11.5%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$13,563	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and deposits for participation accounts include, but are not limited to, discount rates, prepayment rates, net recovery rates and default rates. The forward London Interbank Offered Rate (LIBOR) curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. There have been no significant changes in these inputs from June 30, 2014.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at September 30, 2014 and June 30, 2014 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below do not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheets. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments, from continuing operations, not measured at fair value on our consolidated balance sheets at September 30, 2014 and June 30, 2014. The carrying amount for these instruments approximates fair value principally due to their short maturities.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements
September 30, 2014			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$39,072	$39,072	$39,072	$—	$—
Short-term investments	26,004	26,004	26,004	—	—
Restricted cash	111,145	111,145	111,145	—	—
Financial Liabilities:
Restricted funds due to clients	$111,104	$111,104	$111,104	$—	$—

June 30, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$33,955	$33,955	$33,955	$—	$—
Short-term investments	40,057	40,057	40,057	—	—
Restricted cash	94,436	94,436	94,436	—	—
Financial Liabilities:
Restricted funds due to clients	$94,272	$94,272	$94,272	$—	$—

(8) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, in the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through September 30, 2014.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both September 30, 2014 and June 30, 2014 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through September 30, 2014.

(c) Intangible Assets

Intangible assets at September 30, 2014 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(5,241)	$18,359
Technology	6	3,650	(2,281)	1,369
Tradename	15	1,950	(487)	1,463

Total intangible assets at September 30, 2014		$29,200	$(8,009)	$21,191

Amortization expense recorded for the three months ended September 30, 2014 was $578 thousand.

Estimated annual amortization expense for the remainder of fiscal 2015 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2015	$1,179	$456	$98	$1,733
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
Thereafter	10,888	—	845	11,733

Total	$18,359	$1,369	$1,463	$21,191

(9) Commitments and Contingencies

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

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at September 30, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

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

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner decided not to appeal the ATB’s other findings. On December 18, 2013, the Massachusetts Supreme Judicial

Court (SJC) notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. On October 7, 2014, the SJC heard arguments on the appeal. If we are unsuccessful in the appeal of the ATB’s findings, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of September 30, 2014, we had accrued a total income tax liability of $26.1 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of our appeal of the ATB’s findings. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months if a decision is rendered by the SJC. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

(b) Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various filings with the SEC, press releases and other public statements concerning our corporate income tax filings. The complaint alleged various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. On April 7, 2014, we filed a motion to dismiss the amended complaint filed in the action. On October 28, 2014, the court granted our motion to dismiss.

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

(c) NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery (the Chancery Court) against NC Residuals Owners Trust (NC Residuals) and The Wilmington Trust Company in its capacity as owner trustee (the Owner Trustee) of certain of the securitization trusts that we previously facilitated (the GATE Trusts). The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN, and seeks declaratory relief and specific performance as described below.

GATE, a former subsidiary of FMD, was the owner of certain beneficial interests in the GATE Trusts as well as certain beneficial interests in certain of the other securitization trusts that we previously facilitated (the NCSLT Trusts). GATE assigned and transferred all of its interests in the GATE Trusts to FMD pursuant to a transfer and assignment agreement. As part of that agreement, GATE agreed to, among other things, execute and deliver all documents that might be necessary to transfer, assign and deliver to and vest in FMD ownership of the GATE Trusts on the records of the Owner Trustee. After the transfer of its interests in the GATE Trusts to FMD, GATE’s remaining assets consisted of its interests in the NCSLT Trusts and it was statutorily converted into NC Residuals and, immediately thereafter, the Trust Certificate was sold.

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of September 30, 2014, the value of the GATE Trusts on our consolidated balance sheet was $11.7 million and, through September 30, 2014, the GATE Trusts had generated cash distributions of $6.4 million, of which $2.7 million is currently being withheld by the administrator of the GATE Trusts pending resolution of this dispute. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. A mediation session took place on September 22, 2014, following which the parties agreed to continue the mediation process. As of November 10, 2014, the stay order remains in effect. We are vigorously pursuing all of our claims in this matter; however, we cannot predict the timing or outcome of the litigation.

(d) Indemnifications—Sale of FMDS

In connection with the sale of our trust administrator, First Marblehead Data Services, Inc. (FMDS), in the third quarter of fiscal 2012, we agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

As of September 30, 2014, the buyer had remaining rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement (the Fundamental Representations) that are subject to a cap equal to the purchase price. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

In addition, as of September 30, 2014, the buyer had remaining rights to indemnification for any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement, which rights are not subject to the purchase price cap. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that, at our consolidated balance sheet dates, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

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

(g) Indemnifications—Citizens Loan Sales

On January 23, 2014, FMD and Union Federal entered into a loan purchase and sale agreement with RBS Citizens, N.A. (Citizens). Pursuant to the loan purchase and sale agreement, on March 28, 2014, Union Federal sold to Citizens a portfolio of education loans with an aggregate outstanding principal balance of approximately $39.8 million. On June 25, 2014, FMD and Union Federal entered into a new loan purchase and sale agreement with Citizens. Pursuant to the loan purchase and sale agreement, on June 25, 2014, Union Federal sold to Citizens a portfolio of education loans with an aggregate outstanding principal balance of approximately $19.2 million.

Subject to certain exceptions, Union Federal has agreed to repurchase, following receipt of notice from Citizens, any education loan for which a representation or warranty made by Union Federal about such loan proves to have been false, misleading or incorrect as of the applicable effective dates of the loan purchase and sale agreements or as of the applicable closing dates. Union Federal has also agreed to repurchase any education loan that becomes subject to a formal judicial proceeding that is based upon the acts or omissions of Union Federal or its agents or affiliates arising prior to the applicable closing date and, under certain circumstances, any education loan where a claim has been made that the education loan is unenforceable because of the lack of contractual capacity of a minor. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below.

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

(10) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2014	2013
	(dollars and shares in thousands, exceptper share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(10,528)	$(11,973)
(Loss) income from discontinued operations, net of taxes, available and allocated to common shares outstanding	(2,913)	419

Net loss available and allocated to common shares outstanding	$(13,441)	$(11,554)

Net loss per basic and diluted common share:
From continuing operations	$(0.92)	$(1.07)
From discontinued operations	(0.26)	0.04

Total basic and diluted net loss per common share	$(1.18)	$(1.03)

Basic and diluted weighted-average common shares outstanding	11,385	11,214

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended September 30,
	2014	2013
	(in thousands)
Restricted stock units	472	398
Stock options	601	605

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission, or SEC, on September 10, 2014, which we refer to as our Annual Report.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2015 as “fiscal 2015.”

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace. We design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, as discussed below, we offer a number of other services on a stand-alone fee-for-service basis in support of our clients, including tuition management, certain loan origination, portfolio management and securitization services.

Through FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal, we offer certain traditional retail banking products, including time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan is subject to the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency, or OCC, and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan is subject to the approval of FMD, as the sole stockholder of Union Federal. Following the dissolution of Union Federal, FMD will cease to offer banking services through Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. As a result of the planned dissolution and our evaluation under Accounting Standards Codification, or ASC, 205-20, Presentation of Financial Statements – Discontinued Operations, or ASC 205-20, we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Our product and service offerings are focused on the following three principal revenue lines:

•	Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•	Fee-for-service—Loan origination, portfolio management, analytical and structuring services and tuition management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 700 educational institutions. In addition, through FMD’s subsidiary Cology LLC, we earn fees for the processing and disbursement of education loans on behalf of its approximately 300 credit union and other lender clients.

•	Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics capabilities enable us to provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our lender clients wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

Recent Developments

•	On October 28, 2014, the United States District Court for the District of Massachusetts entered an order dismissing the purported class action against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). See Note 9, “Commitments and Contingencies—Federal Class Action Lawsuits,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

•	On November 10, 2014, our subsidiary First Marblehead Education Resources, Inc., or FMER, entered into a loan origination services agreement, or the Services Agreement, with Nelnet Servicing, LLC d/b/a Firstmark Services, or Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. We will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. Under the Services Agreement, Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. We expect that the transition of these services to Firstmark Services will be completed during the third quarter of fiscal 2015.

•	Also on November 10, 2014, FMD, FMER and SunTrust Bank entered into a sixteenth amendment to the loan program agreement, as amended, among FMD, FMER and SunTrust Bank. The sixteenth amendment, among other things, allows FMD and FMER to retain third parties as subcontractors to perform certain of the services to be provided by FMD or FMER under the loan program agreement, subject to the approval of SunTrust Bank. As part of the sixteenth amendment, SunTrust Bank approved Firstmark Services as a subcontractor, subject to SunTrust Bank’s written approval of Firstmark Services’ loan processing platform and performance of related functions for the Monogram-based loan programs offered by SunTrust Bank.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2015.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans. In November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. We expect that the transition of these services to Firstmark Services will be completed during the third quarter of fiscal 2015. As a result of this transition, a majority of loan origination activity provided in connection with our Monogram-based loan programs will take place through Firstmark Services. We will, however, maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs.

Our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace and, as of November 10, 2014, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

Through Cology LLC, we process and disburse education loans on behalf of its credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs, excluding Union Federal, for the three months ended September 30, 2014 and 2013, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended September 30,
	2014			2013
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$84,550	$360,675	$445,225	$61,894	$357,110	$419,004
Disbursed Loans	42,584	213,599	256,183	33,732	194,480	228,212

The increase in partnered lending loan volume for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily the result of the Union Federal® Private Student Loan Program funded by SunTrust Bank, which was launched on June 13, 2014, coupled with marketing programs employed during this peak season.

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

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2014 and during the three months ended September 30, 2014 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. In addition, in calendar 2013, private and federal education loan ABS issuances combined exceeded $20.0 billion for the second calendar year in a row. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

We have invested in our distribution capabilities over the course of the past three fiscal years, including our school sales force and TMS, but we face challenges in increasing loan volumes. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis.

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, or IRS, as well as the possible inclusion of additional taxable income for such tax years under audit. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report as well as “—Results of Operations—Three Months Ended September 30, 2014 and 2013—Overall Results—Internal Revenue Service Audit,” below for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients and otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. As of November 10, 2014, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-

based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients, including clients of Cology LLC. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Cology LLC and our ability to obtain financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date and develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of loan acquisition.

Any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	An adverse outcome in any challenge to federal tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the audit of our past tax returns currently being conducted by the IRS, including as a result of the Notice of Proposed Adjustments, or NOPAs, we received from the IRS on September 10, 2013 that propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the trust certificate of NC Residuals Owners Trust, or Trust Certificate, from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	An adverse outcome in the purported class action filed against FMD and certain of FMD’s current and former officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors in the United States District Court for the District of Massachusetts in October 2013, if any insurance that we have does not cover this liability or proves to be insufficient;

•	Regulatory requirements applicable to TMS, Cology LLC and FMD;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the Massachusetts Appellate Tax Board, or ATB, order, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as FMER and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2014, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three Months Ended September 30, 2014 and 2013

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended September 30,		Change between periods better (worse)
	2014	2013	2014 - 2013
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$8,287	$7,948	$339
Administrative and other fees	4,880	4,303	577
Fair value changes to service revenue receivables	950	445	505

Total revenues	14,117	12,696	1,421
Total expenses	24,458	24,466	8
Other income	56	72	(16)

Loss from continuing operations, before income taxes	(10,285)	(11,698)	1,413
Income tax expense from continuing operations	243	275	32

Net loss from continuing operations	(10,528)	(11,973)	1,445
Discontinued operations, net of taxes	(2,913)	419	(3,332)

Net loss	$(13,441)	$(11,554)	$(1,887)

The net loss from continuing operations for the three months ended September 30, 2014 was $10.5 million, or $(0.92) per common share, compared to a net loss from continuing operations of $12.0 million, or $(1.07) per common share, for the three months ended September 30, 2013. The improvement in the net loss from continuing operations was primarily attributable to a $1.4 million increase in total revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended September 30, 2014 were $14.1 million, up $1.4 million from the three months ended September 30, 2013. The increase in revenues for the three months ended September 30, 2014 included increases of $505 thousand in fair value changes to service revenue receivables, $441 thousand in Monogram-based fee revenues, $339 thousand in tuition management fees, and $216 thousand in fee income from Cology LLC. The increase in Monogram-based fee revenues was primarily the result of increased loan portfolio balances at our lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in tuition management fees was primarily due to an increase in credit card payment processing and refund management services. The increase in fee income from Cology LLC was primarily driven by increased loan disbursements.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At September 30, 2014, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, discount rates, prepayment rates, net recovery rates, default rates and the forward London Interbank Offered Rate, or LIBOR, curve. See Note 7, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Expenses

The following table reflects the composition of expenses:

	Three months ended September 30,		Change between periods better (worse)
	2014	2013	2014 - 2013
	(dollars in thousands)
Compensation and benefits	$9,911	$10,202	$291
General and administrative:
Third-party services	4,566	4,506	(60)
Depreciation and amortization	1,267	1,308	41
Marketing	1,339	1,098	(241)
Occupancy and equipment	2,640	2,787	147
Merchant fees	2,871	2,612	(259)
Other	1,864	1,953	89

Total general and administrative	14,547	14,264	(283)

Total expenses	$24,458	$24,466	$(8)

Total number of employees from continuing operations at period end	282	281

Compensation and benefits Compensation and benefits expenses for the three months ended September 30, 2014 and 2013 were $9.9 million and $10.2 million, respectively. The decrease of $291 thousand for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily driven by lower non-cash compensation related to restricted stock unit grants of $146 thousand and lower bonus expense of $124 thousand during the three months ended September 30, 2014.

General and administrative General and administrative expenses for the three months ended September 30, 2014 and 2013 were $14.5 million and $14.3 million, respectively. The increase of $283 thousand for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to increased merchant fee expenses of $259 thousand related to payment processing services performed by TMS coupled with an increase of $241 thousand in marketing spend. These increases were partially offset by a decrease of $147 thousand in occupancy and equipment.

Other Income

Other income for the three months ended September 30, 2014 consisted of $36 thousand in net interest income and $20 thousand in cash recoveries on previously defaulted education loans held by FMD. Other income for the three months ended September 30, 2013 consisted of net interest income of $56 thousand and $16 thousand in cash recoveries on previously defaulted education loans held by FMD. Net interest income for both periods presented primarily consisted of interest earned on cash and cash equivalents and short-term investments.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal 2007 through fiscal 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See “—Internal Revenue Service Audit” below as well as Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2010 and June 30, 2014.

Income tax expense from continuing operations for the three months ended September 30, 2014 and 2013 was $243 thousand and $275 thousand, respectively. The decrease of $32 thousand was primarily driven by a decrease in deferred state income tax expense.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of September 30, 2014 and June 30, 2014, totaling $61.9 million and $58.1 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2014 and June 30, 2014. We will continue to review the recognition of deferred tax assets on a quarterly basis.

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

We have considered the requirements of ASC 740, Income Taxes, or ASC 740, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at September 30, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

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

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended September 30, 2014 was a net loss of $2.9 million, or $(0.26) per common share, compared to net income of $419 thousand, or $0.04 per common share, for the three months ended September 30, 2013. The $3.3 million decline was primarily attributable to a fair value write-down of $2.3 million on Union Federal’s education loan portfolio and a decline in revenues of $508 thousand principally driven by decreased education loan interest income resulting from the sales of portfolios of education loans to RBS Citizens, N.A., or Citizens, in the third and fourth quarters of fiscal 2014. In addition, the results for the three months ended September 30, 2014 included $265 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio with no such losses in the prior year comparative quarter.

Financial Condition

The changes in our financial condition for the three months ended September 30, 2014 and 2013 are discussed below. The assets and liabilities of Union Federal have been segregated and reported as assets and liabilities of discontinued operations on our consolidated balance sheets.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $65.1 million and $74.0 million at September 30, 2014 and June 30, 2014, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $8.9 million was primarily a result of $5.8 million to fund continuing operations coupled with increased funding for other assets.

Restricted Cash

At September 30, 2014, restricted cash on our consolidated balance sheets was $111.1 million, of which $107.9 million was held by TMS. Restricted cash at June 30, 2014 was $94.4 million, of which $93.9 million was held by TMS.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $349.1 million during August 2014 to a low of $33.6 million during May 2014. Restricted cash held by Cology LLC represents loan origination proceeds which it collects and disburses on behalf of its lender clients. Restricted cash held by FMER relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts decreased by $220 thousand from $15.8 million at June 30, 2014 to $15.6 million at September 30, 2014, primarily due to net defaults for the three months ended September 30, 2014.

See Note 6, “Deposits for Participation Interest Accounts,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the assets can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of assets from TMS and from Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, we recorded other intangible assets related to the TMS customer list and tradename and the Cology Sellers customer list, each of which we amortize on a straight-line basis over 15 years, and TMS technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

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

At September 30, 2014 our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At September 30, 2014, our net intangible assets balance was $21.2 million, of which $16.3 million related to TMS and $4.9 million related to Cology LLC. During the three months ended September 30, 2014, we recorded amortization expense of $484 thousand related to TMS and $94 thousand related to Cology LLC.

Discontinued Operations

Cash and Cash Equivalents

Union Federal held a total of $77.1 million in cash and cash equivalents as of September 30, 2014, a decrease of $9.3 million from $86.4 million as of June 30, 2014. This decrease was primarily driven by the outflow of customer deposits.

Investments Available-for-Sale

Investments available-for-sale held by Union Federal were reported at fair value at our consolidated balance sheet dates. Investments available-for-sale principally consisted of mortgage-backed federal agency securities at September 30, 2014 and June 30, 2014. Investments available-for-sale decreased $3.1 million from $62.3 million at June 30, 2014 to $59.2 million at September 30, 2014 primarily due to principal repayments received.

Loans Held-for-Sale

All loans held by Union Federal were classified as held-for-sale and recorded at the lower of cost or fair value at our consolidated balance sheet dates. Education loans were $20.2 million and $21.9 million at September 30, 2014 and June 30, 2014, respectively. Mortgage loans were $16.5 million and $16.4 million at September 30, 2014 and June 30, 2014, respectively. The decrease in education loans of $1.7 million was primarily due to a $2.3 million fair value write-down offset by new loan disbursements.

Deposits

Deposit liabilities held by Union Federal, comprised of demand deposits and time deposits, were $147.9 million and $161.1 million at September 30, 2014 and June 30, 2014, respectively. The decline of $13.2 million was attributable to online and local competitors offering higher rates, particularly as Union Federal began to lower its deposit rates as part of the dissolution process.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At September 30, 2014, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” However, in October 2014, we sublet 14,000 square feet of office space at our Medford, Massachusetts location through the remainder of our lease term, which ends on March 31, 2017.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $146.5 million at June 30, 2014 to $134.5 million at September 30, 2014 primarily as a result of our net loss of $13.4 million, partially offset by an increase of $1.8 million in additional paid-in capital related to stock compensation.

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

Net cash used in operating activities from continuing operations for the three months ended September 30, 2014 was $8.2 million, compared with net cash used in operating activities from continuing operations of $15.1 million for the three months ended September 30, 2013. The $6.9 million decrease in cash used was principally the result of decreased funding for participation accounts of $5.9 million, driven by the timing of funding for new program year loan volume, coupled with a lower net loss of $1.4 million.

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

Net cash provided by investing activities from continuing operations for the three months ended September 30, 2014 was $13.8 million, compared with net cash provided by investing activities from continuing operations of $4.1 million for the three months ended September 30, 2013. The improvement of $9.7 million in net cash provided by investing activities from continuing operations was primarily due to higher net proceeds from maturities of short-term investments of $9.1 million.

Net cash used in financing activities from continuing operations was $512 thousand for the three months ended September 30, 2014 compared to net cash used in financing activities from continuing operations of $676 thousand for the three months ended September 30, 2013. The decrease in net cash used in financing activities from continuing operations was primarily due a decline in repurchases of common stock.

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

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through a combination of revenues from operations and various financing vehicles available to us. We may also utilize issuances of common stock, promissory notes or other securities or the potential sale of certain assets of FMD. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to FMD stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of or eliminate one or more aspects of our operational activities, which could harm our business.

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

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses and capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital markets transactions. In order to preserve capital and maximize liquidity in challenging market conditions, we have in the past taken certain broad measures to reduce the risk related to education loans and residual receivables on our consolidated balance sheet, change our fee structure, add new products and reduce our overhead expenses. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three months ended September 30, 2014 and 2013 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended September 30,
	2014	2013
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(10,285)	$(11,698)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(950)	(445)
Distributions from service revenue receivables	1,366	1,349
Depreciation and amortization	1,267	1,308
Stock-based compensation	1,819	1,988
Change in TMS deferred revenue	1,310	1,506
Additions to property and equipment	(341)	(671)
Other, net of cash flows from Union Federal	(232)	236

Non-GAAP net operating cash usage	$(6,046)	$(6,427)

“Net operating cash usage” for the three months ended September 30, 2014 decreased by $381 thousand, or 6%, compared to the three months ended September 30, 2013, primarily driven by an improvement in revenues.

“Net operating cash usage” included $295 thousand in cash used from Union Federal for the three months ended September 30, 2014 and $645 thousand in cash generated from Union Federal for the three months ended September 30, 2013. This change from a cash generated position to a cash used position for Union Federal was primarily driven by decreased education loan interest income resulting from the sales of portfolios of education loans to Citizens in the third and fourth quarters of fiscal 2014 coupled with an increase in operating expenses.

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

Union Federal’s equity capital was $23.2 million at September 30, 2014, down from $26.0 million at June 30, 2014. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2014 and June 30, 2014, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2014	June 30, 2014
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	56.6%	59.6%
Total risk-based capital	8.0	10.0	56.5	59.5
Tier 1 (core) capital	4.0	5.0	13.0	13.5

FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

In March 2010, the FMD Board of Directors adopted resolutions required by the Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distributions to FMD stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to FMD stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Continuing Operations

Interest rate risk is the primary market risk associated with our continuing operations. Management monitors liquidity and interest rate risk matters and discusses such matters with the FMD Board of Directors. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. Interest rate risk applies to our interest-bearing cash and cash equivalents and short-term investments, as well as our service revenue receivables and deposits for participation accounts.

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

The risk-based interest-bearing assets of Union Federal are largely made up of investments available-for-sale, education loans held-for-sale and mortgage loans held-for-sale. The mix of fixed rate versus variable rate instruments for these assets as of September 30, 2014 are presented in the table below:

September 30, 2014	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$59,150	$19,358	32.7%	$39,792	67.3%
Education loans held-for-sale	20,159	20,159	100.0	—	—
Mortgage loans held-for-sale	16,460	3,283	19.9	13,177	80.1

	$95,769	$42,800	44.7%	$52,969	55.3%

The interest-bearing liabilities of Union Federal consisted of customer deposits, totaling $147.9 million at September 30, 2014. Of these deposits, approximately 88% were comprised of demand deposits, savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 12% of customer deposits represented fixed rate time deposits, of which approximately 40% had maturities in excess of 12 months from September 30, 2014. Deposit pricing is subject to regular examination by a committee of senior management from Union Federal and FMD’s Finance and Governance, Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The investment decisions with respect to the interest rate characteristics of Union Federal’s interest-bearing assets are driven by the nature, volume and duration of its interest-bearing liabilities. Generally, the interest-bearing liabilities are either variable rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As shown in the table above, at September 30, 2014, the education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 33% of the investments available-for-sale and approximately 20% of the mortgage loan portfolio were also variable rate instruments. The remaining balance of the interest-bearing assets in the table above were fixed rate instruments. Of these fixed rate instruments, approximately 75% were available-for-sale securities, which had a weighted average life of 3.4 years.

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

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Massachusetts Appellate Tax Board Matters

We are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No.C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No.C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No.C305240, which was instituted on March 22, 2010. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commissioner would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner decided not to appeal the ATB’s other findings. On December 18, 2013, the Massachusetts Supreme Judicial Court, or SJC, notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. On October 7, 2014, the SJC heard arguments on the appeal. If we are unsuccessful in the appeal of the ATB’s findings, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of September 30, 2014, we had accrued a total income tax liability of $26.1 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of our appeal of the ATB’s findings. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months if a decision is rendered by the SJC. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various filings with the SEC, press releases and other public statements concerning our corporate income tax filings. The complaint alleged various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint sought, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. On April 7, 2014, we filed a motion to dismiss the amended complaint filed in the action. On October 28, 2014, the court granted our motion to dismiss.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of September 30, 2014, the value of the GATE Trusts on our consolidated balance sheet was $11.7 million and, through September 30, 2014, the GATE Trusts had generated cash distributions of $6.4 million, of which $2.7 million is currently being withheld by the administrator of the GATE Trusts pending resolution of this dispute. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

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

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. A mediation session took place on September 22, 2014, following which the parties agreed to continue the mediation process. As of November 10, 2014, the stay order remains in effect. We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments or an adverse resolution could have a material adverse effect on our consolidated financial position and results of operations.

There were no material developments during the first quarter of fiscal 2015 in the matter entitled “Internal Revenue Service Audit” included in Item 3 of Part I of our Annual Report. For additional information, see Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	Challenges exist in implementing revisions to our business model.

•	We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

•	If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

•	If competitors or potential competitors acquire or develop an education loan database, our business could be adversely affected.

•	Our business processes are becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

•	The price of FMD common stock may be volatile.

In addition, we added the risk factor entitled, “Our business could be adversely affected if Firstmark Services fails to provide adequate, proper or timely services or if our relationship with Firstmark Services terminates.”

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as loan origination services and portfolio management. In fiscal 2010, we completed the development of our Monogram platform, including an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. In fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to education institutions and students through TMS. In fiscal 2013, we began providing education loan processing and disbursement services to credit union and other lender clients through Cology LLC. Successful sales of our service offerings, particularly our Monogram platform, TMS offerings and Cology LLC offerings, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of November 10, 2014, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that have been originated to date and those contemplated by our current lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, we have been required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates than are available today.

In November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, while we will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. The transition of these services to Firstmark Services is subject to the prior approval of FMER and our lender clients. In connection with the transition of these services, we expect to reduce our loan origination overhead costs and leverage operating efficiencies. However, we cannot assure you that our lender clients will approve the transition of these services to Firstmark Services or that we will achieve the expected reduced costs or operating efficiencies. Furthermore, client loss and business disruption may be greater than expected following the transition of these services.

We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

Our ability to achieve and sustain profitability is dependent on many factors. Primarily, we believe that the following must occur in order for us to return to profitability:

•	We need to facilitate Monogram-based loan volumes substantially in excess of those that have been originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs. Because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

•	We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, particularly given that one of our current lender clients provides the majority of our Monogram-based loan program fees, which subjects us to concentration risk as it relates to this revenue stream.

•	Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

•	We need to gain widespread market acceptance of our refund management services and Student Account Center product among TMS’ existing clients as well as new clients, in order to improve our long-term financial condition, results of operations and cash flow. In addition, it is uncertain whether our refund management services and Student Account Center product will generate the revenues required to be successful.

•	We need to continue to actively manage our expenses in the current economic environment to better align costs with our business. In the past we have engaged in cost reduction initiatives and we may need to engage in similar cost reduction initiatives in the future. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences. If we are unable to successfully manage our expenses and run our business in a cost-effective manner, our results of operations would be harmed and it may impact our return to profitability.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of September 30, 2014, the fair value of our funded credit enhancements was $15.6 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

High unemployment rates and the unsteady financial sector have adversely affected many consumers, loan applicants and borrowers throughout the country. Loan applicants that have experienced trouble repaying credit obligations may not be able to meet the credit standards of our lender clients’ Monogram-based loan programs, which could limit our lending market or have a negative effect on the rate at which loan applications convert into disbursed loans. In addition, current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated fair value of our service revenue receivables and participation accounts. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

We have engaged in cost reduction initiatives in the past and we may engage in cost reduction initiatives in the future. These types of cost reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. For example, in November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services for our lender clients’ Monogram-based loan programs. We expect to reduce our loan origination overhead costs as a result of the transition of these services; however, we cannot assure you that we will achieve the cost reductions we anticipate, if at all. Furthermore, if the transition of these services is not successful, it could result in client loss and business disruption.

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

Although we believe that our capital resources as of September 30, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

If competitors or potential competitors acquire or develop an education loan database, our business could be adversely affected.

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and derive the estimates and assumptions we make in preparing our consolidated financial statements and cash flow models. We believe that our education loan database provides us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past several years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database, our competitive positioning, ability to attract new clients and business could be adversely affected.

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

Our future success depends, in part, on our ability, or the ability of our third-party service providers, to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we and our third-party service providers are able to process is based, in large part, on the systems and processes we and they have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process applications and payments via the Internet, accept electronic signatures and provide initial credit decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we or our third-party service providers fail to execute our lender clients’ origination requirements or properly deliver our clients’ credit agreements or required disclosures, if TMS fails to properly administer its tuition payment plans or other services or if Cology LLC fails to properly provide its education loan processing and disbursement services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of September 30, 2014, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

Our business could be adversely affected if Firstmark Services fails to provide adequate, proper or timely services or if our relationship with Firstmark Services terminates.

On November 10, 2014, FMER entered into the Services Agreement with Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services for our lender clients’ Monogram-based loan programs. Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. We expect that the transition of these services to Firstmark Services will be completed during the third quarter of fiscal 2015, however, we cannot assure you that the transition will be completed on the schedule that we anticipate or that our lender clients will approve the transition of these services to Firstmark Services.

We believe that our arrangement with Firstmark Services will allow us to reduce the fixed overhead expenses related to loan origination operations, however, we may not be able to achieve the expected reduced costs or operating efficiencies. In addition, our arrangement with Firstmark Services requires us to rely on Firstmark Services to adequately originate the education loans, including application intake, call center services, the majority of loan processing services and certain program support functions. Reliance on Firstmark Services and other third parties to perform education loan originations subjects us to risks associated with inadequate, improper or untimely services as well as potential breach of contractual obligations owed to us, conflicts of interest or misappropriation of our intellectual property, among other risks. If our relationship with Firstmark Services terminates, we would either need to expand our operations or develop a relationship with another loan originator, which could be time consuming and costly. In such event, our business could be adversely affected.

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

In April 2014, we filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action seeks declaratory relief and specific performance related to claims by NC Residuals that it has certain legal and beneficial interests in the GATE Trusts and breach by NC Residuals of certain of its contractual obligations. In particular, NC Residuals has claimed ownership of the GATE Trusts and also demanded delivery of all cash distributions received on or after March 31, 2009 related to the GATE Trusts. See Note 9, “Commitments and Contingencies—NC Residuals Owners Trust Litigation,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information. We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments with respect to, or an adverse resolution of, this matter could have a material adverse effect on our consolidated financial position and results of operations. In addition, we could incur substantial costs related to pursuing this litigation and it could divert our management’s attention from our operations.

The dissolution of Union Federal may be time consuming and costly.

As of November 10, 2014, Union Federal is in the process of developing the voluntary dissolution plan and an estimate of related charges. Our current estimate of charges related to the voluntary dissolution plan is $5.3 million in the aggregate, which may increase over time. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. The costs associated with the dissolution of Union Federal could be significant and material. In addition, Union Federal may require assistance in the dissolution process and may require significant attention and resources of FMD’s management.

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

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner decided not to appeal the ATB’s other findings. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. On October 7, 2014, the SJC heard arguments on the appeal. If we are unsuccessful in the appeal of the ATB’s findings, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of September 30, 2014, we had accrued a total income tax liability of $26.1 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal of this matter with the ATB, it is on hold pending resolution of our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

Although we believe that our capital resources as of September 30, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013, we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011.

See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three Months ended September 30, 2014 and 2013—Overall Results—Internal Revenue Service Audit” included in Item 2 of Part I of this quarterly report for additional information.

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

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 9, “Commitments and Contingencies—Performance Guaranty,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we could incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In connection with Union Federal’s sales of two education loan portfolios to Citizens, in March 2014 and June 2014, Union Federal agreed to repurchase education loans under certain circumstances. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below. Furthermore, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations, under the loan purchase and sale agreements and agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the closing dates for the loan sales, as applicable. See Note 9, “Commitments and Contingencies—Indemnifications—Citizens Loan Sales,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreements, including its loan repurchase obligations, FMD would be required to perform such obligations. We may also incur substantial costs in the event of an indemnification claim under the loan purchase and sale agreements. Any of these events could have a material adverse effect on our liquidity or financial condition.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary UFSB Private Loan SPV, LLC. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender under the facility based on loan origination errors under the facility. See Note 9, “Commitments and Contingencies—Indemnifications—Union Federal,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

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

At September 30, 2014, we had $20.1 million of goodwill and $21.2 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, a return to profitability is dependent on a number of factors, including the facilitation of Monogram-based loan volumes substantially in excess of those that have been originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs or other financing alternatives, expense management and growth at TMS and Cology LLC. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

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

Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with certain of our lender clients, and adversely affect the overall desirability of private education loan assets to investors.

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

In addition, the CFPB’s annual reports in 2012, 2013 and 2014 recommended that the U.S. Congress reconsider the advisability of continuing the current non-dischargeable status of private education loans.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology LLC offerings, including our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	Developments or the perception of developments in litigation or proceedings in which we are involved, including:

•	any challenges to tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the ongoing IRS audit of our past tax returns, including as a result of the NOPAs we received on September 10, 2013, which, if the IRS’ positions are successful, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	the resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax return; and

•	the purported class action filed against FMD and certain of FMD’s current and former officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s current and former officers and certain current and former members of the FMD Board of Directors in the United States District Court for the District of Massachusetts in October 2013;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.8% of the outstanding shares of FMD common stock as of September 30, 2014, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

Some provisions in FMD’s restated certificate of incorporation and amended and restated by-laws may deter third parties from acquiring us.

FMD’s restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of the FMD Board of Directors, including the following:

•	Only the FMD Board of Directors, FMD’s Chairman of the Board or FMD’s President may call special meetings of FMD’s stockholders;

•	FMD stockholders may take action only at a meeting of FMD stockholders and not by written consent;

•	FMD has authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	FMD’s directors may be removed only for cause by the affirmative vote of a majority of the directors present at a meeting duly held at which a quorum is present, or by the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	FMD imposes advance notice requirements for stockholder proposals.

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

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that FMD’s stockholders might consider to be in their best interests.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended September 30, 2014 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1—31, 2014	990	$5.29	—	N/A
August 1—31, 2014	29,628	4.87	—	N/A
September 1—30, 2014	77,090	4.69	—	N/A

Total Purchases of Equity Securities(1)	107,708	$4.75	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 10, 2014	By:	/s/ Alan Breitman
Alan Breitman
Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document