Form 10-Q
period 2014-12-31
FIRST MARBLEHEAD CORP
filed 2015-02-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 5, 2015, the registrant had 11,530,340 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, proceedings related to our federal and state income tax returns, including the decision by the Internal Revenue Service to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million, the review of such decision by the Joint Committee on Taxation and any change in the IRS’s position as a result of such review, the planned dissolution of Union Federal Savings Bank, including the timing of any such dissolution, and any costs relating to the dissolution, or a decision not to proceed with the planned dissolution for any reason, including, without limitation, the failure to receive the necessary regulatory approvals, and our transition of certain loan origination services to Firstmark Services, including anticipated cost savings for us and the timing of such transition, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 10, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2015.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2014	June 30, 2014
ASSETS
Cash and cash equivalents	$46,590	$33,955
Short-term investments, at cost	10,255	40,057
Restricted cash	157,705	94,436
Deposits for participation interest accounts, at fair value	16,498	15,834
Service revenue receivables, at fair value	13,491	13,979
Goodwill	20,066	20,066
Intangible assets, net	20,613	21,769
Property and equipment, net	5,332	5,819
Other assets	8,934	8,163

Assets from continuing operations	299,484	254,078
Assets from discontinued operations	144,353	188,806

Total assets	$443,837	$442,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$157,438	$94,272
Accounts payable, accrued expenses and other liabilities	14,072	11,050
Income taxes payable	26,917	26,582
Net deferred income tax liability	1,833	1,655

Liabilities from continuing operations	200,260	133,559
Liabilities from discontinued operations	121,379	162,827

Total liabilities	321,639	296,386
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,595 and 12,260 shares issued; 11,527 and 11,300 shares outstanding	125	122
Additional paid-in capital	464,981	462,328
Accumulated deficit	(154,537)	(128,391)
Treasury stock, 1,068 and 960 shares held, at cost	(188,371)	(187,860)
Accumulated other comprehensive income	—	299

Total stockholders’ equity	122,198	146,498

Total liabilities and stockholders’ equity	$443,837	$442,884

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues:
Tuition payment processing fees	$7,869	$7,638	$16,156	$15,586
Administrative and other fees	2,905	2,564	7,785	6,867
Fair value changes to service revenue receivables	368	437	1,318	882

Total revenues	11,142	10,639	25,259	23,335
Expenses:
Compensation and benefits	8,386	8,204	18,297	18,406
General and administrative	15,711	11,217	30,258	25,481

Total expenses	24,097	19,421	48,555	43,887
Other income	318	359	374	431

Loss from continuing operations, before income taxes	(12,637)	(8,423)	(22,922)	(20,121)
Income tax expense from continuing operations	275	258	518	533

Net loss from continuing operations	(12,912)	(8,681)	(23,440)	(20,654)
Discontinued operations, net of taxes	207	1,033	(2,706)	1,452

Net loss	$(12,705)	$(7,648)	$(26,146)	$(19,202)

Net loss per basic and diluted common share:
From continuing operations	$(1.12)	$(0.77)	$(2.04)	$(1.84)
From discontinued operations	0.02	0.09	(0.24)	0.13

Total basic and diluted net loss per common share	$(1.10)	$(0.68)	$(2.28)	$(1.71)

Basic and diluted weighted-average common shares outstanding	11,527	11,283	11,456	11,248

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Net loss	$(12,705)	$(7,648)	$(26,146)	$(19,202)
Other comprehensive loss, net of tax:
Net unrealized losses on investments available-for-sale arising during the period	(258)	(728)	(138)	(745)
Reclassification adjustment for net realized gains included in net loss	(161)	—	(161)	—

Total other comprehensive loss	(419)	(728)	(299)	(745)

Total comprehensive loss	$(13,124)	$(8,376)	$(26,445)	$(19,947)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss), net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2013	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	(19,202)	—	(19,202)
Accumulated other comprehensive loss	—	—	—	—	—	—	(745)	(745)

Total comprehensive loss	—	—	—	—	—	(19,202)	(745)	(19,947)
Net stock issuance from vesting of stock units	187	2	(58)	(673)	(2)	—	—	(673)
Stock-based compensation	—	—	—	—	2,893	—	—	2,893

Balance at December 31, 2013	12,238	$122	(955)	$(187,827)	$460,818	$(110,026)	$(1,487)	$161,600

Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(26,146)	—	(26,146)
Accumulated other comprehensive loss	—	—	—	—	—	—	(299)	(299)

Total comprehensive loss	—	—	—	—	—	(26,146)	(299)	(26,445)
Net stock issuance from vesting of stock units	335	3	(108)	(511)	(3)	—	—	(511)
Stock-based compensation	—	—	—	—	2,656	—	—	2,656

Balance at December 31, 2014	12,595	$125	(1,068)	$(188,371)	$464,981	$(154,537)	$—	$122,198

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,146)	$(19,202)
Discontinued operations, net of tax	2,706	(1,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,584	2,637
Deferred income tax expense	178	201
Stock-based compensation	2,656	2,893
Service revenue receivable distributions	1,806	2,079
Changes in assets/liabilities:
Participation interest accounts	(664)	(7,405)
Fair value increase to service revenue receivables	(1,318)	(882)
Other assets	(771)	(1,018)
Accounts payable, accrued expenses and other liabilities	3,024	(3,391)
Income taxes payable	335	323

Net cash used in operating activities – continuing operations	(15,610)	(25,217)
Net cash provided by (used in) operating activities – discontinued operations	619	(163)

Net cash used in operating activities	(14,991)	(25,380)
Cash flows from investing activities:
Capital contributions to Union Federal	—	(450)
Purchases of short-term investments	(10,265)	(26,050)
Proceeds from maturities of short-term investments	40,067	30,060
Net increase in restricted cash	(63,269)	(89,257)
Net increase in restricted funds due to clients	63,166	89,416
Purchases of property and equipment	(941)	(1,370)

Net cash provided by investing activities – continuing operations	28,758	2,349
Net cash provided by (used in) investing activities – discontinued operations	80,089	(4,116)

Net cash provided by (used in) investing activities	108,847	(1,767)
Cash flows from financing activities:
Payments on capital lease obligations	(2)	(3)
Repurchases of common stock	(511)	(673)

Net cash used in financing activities – continuing operations	(513)	(676)
Net cash used in financing activities – discontinued operations	(40,880)	(4,260)

Net cash used in financing activities	(41,393)	(4,936)

Net increase (decrease) in cash and cash equivalents	52,463	(32,083)
Cash and cash equivalents, beginning of period	120,349	81,910

Cash and cash equivalents, end of period	172,812	49,827
Less: cash and cash equivalents of discontinued operations, end of period	126,222	14,772

Cash and cash equivalents of continuing operations, end of period	$46,590	$35,055

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$10

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

We are a specialty finance company focused on the education financing marketplace. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings. Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone basis. These services include tuition planning, tuition billing, refund management and payment technology services through FMD’s subsidiary Tuition Management Systems LLC (TMS), loan processing and disbursement services through FMD’s subsidiary Cology LLC, as well as certain loan origination, portfolio management and securitization services.

Through FMD’s subsidiary Union Federal Savings Bank (Union Federal), we offer certain traditional retail banking products, including time deposits and branch money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency (OCC) and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan requires the approval of FMD, as the sole stockholder of Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. On December 18, 2014, the Union Federal Board of Directors approved the plan of voluntary dissolution and on December 19, 2014, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. As a result of the planned dissolution and our evaluation under Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations (ASC 205-20), we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” for additional information.

As of February 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

The Monogram-based loans that are originated on behalf of our lender clients as well as the education loans that FMD’s subsidiary Cology LLC processes and disburses on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients and Cology LLC’s clients, respectively. As such, none of the references in these notes to our unaudited consolidated financial statements to education loans included on our consolidated balance sheets include the education loans originated by our lender clients or by Cology LLC on behalf of its clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and six months ended December 31, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

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

ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The adoption of ASU 2014-15 may result in additional disclosures in our consolidated financial statements in future periods depending on management’s assessment as to our ability to continue as a going concern.

ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. ASU 2015-01 eliminates the concept of extraordinary items and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently to include items that are both unusual in nature and infrequently occurring. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

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

(2) Discontinued Operations

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan requires the approval of FMD, as the sole stockholder of Union Federal. On December 18, 2014, the Union Federal Board of Directors approved the plan of voluntary dissolution and on December 19, 2014, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD.

The voluntary dissolution plan outlines management’s intention to sell the assets of Union Federal, consisting primarily of its education loan, mortgage loan and investment portfolios, and either sell its customer deposits or settle its customer deposits at the earlier of maturity or the effectiveness of the dissolution. On December 19, 2014, Union Federal and FMD entered into a purchase and assumption agreement with BofI Federal Bank to purchase and assume certain specified deposit liabilities. This transaction is subject to approval by the OCC and other customary closing conditions.

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

As of February 9, 2015, Union Federal had initiated certain steps toward dissolution including lowering certain deposit rates, ceasing education loan, mortgage loan and online money market demand account applications, terminating a limited number of employees and selling securities from its investment portfolio.

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

Assets and Liabilities

The assets and liabilities of Union Federal classified as discontinued operations on our consolidated balance sheets, after the effect of elimination entries, are presented below:

	December 31, 2014	June 30, 2014
	(dollars in thousands)
Assets:
Cash and cash equivalents	$126,222	$86,394
Investments available-for-sale	334	62,309
Education loans held-for-sale	1,537	21,944
Mortgage loans held-for-sale	15,805	16,371
Other assets	455	1,788

Total assets	$144,353	$188,806

Liabilities:
Deposits	$120,154	$161,067
Other liabilities	1,225	1,760

Total liabilities	$121,379	$162,827

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

During the three months ended December 31, 2014, Union Federal sold the majority of the securities in its portfolio. Union Federal received $54.5 million in sales proceeds and derecognized approximately $54.3 million of investments available-for-sale from its consolidated balance sheet. As of December 31, 2014, one security remained in the portfolio. As of December 31, 2014, the fair value and amortized cost of this security was $334 thousand.

Loans held-for-sale All loans were classified as held-for-sale and recorded at the lower of cost or fair value. The comparison of cost to fair value for Union Federal’s education loan portfolio as of December 31, 2014 resulted in a write-down of $168 thousand. This write-down was recorded in discontinued operations for the three and six months ended December 31, 2014. The comparison of cost to fair value for Union Federal’s mortgage loan portfolio resulted in the mortgage loans continuing to be held at cost as of December 31, 2014. See Note 2, “Summary of Significant Accounting Policies—Loans Held-for-Sale” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for additional information on the fair value methodologies.

During the three months ended December 31, 2014, Union Federal sold two portfolios of education loans. Union Federal received $18.8 million in aggregate sales proceeds and derecognized approximately $18.6 million of education loans and accrued interest from its consolidated balance sheet. The determination of fair value for the remaining education loan portfolio as of December 31, 2014 was primarily based on the price received for the majority of the education loans that were sold during the three months ended December 31, 2014.

Deposits Deposit liabilities were comprised of savings, checking and money market deposits with no stated maturities as well as time deposits, which have fixed maturities. Deposits with no stated maturities were held at the amount payable on demand, which was equal to the fair value. Time deposits were held at fair value, which was determined by discounting the scheduled cash flows using market rates offered for deposits with similar remaining maturities as of our consolidated balance sheet dates. The cumulative fair value write-down on the portfolio as of December 31, 2014 was $164 thousand.

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three and six months ended December 31, 2014 and 2013, after the effects of elimination entries, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)
Total revenues	$202	$1,500	$748	$2,609
Total expenses	660	463	1,588	1,117
Total other income (expense)	665	—	(1,865)	—

Income (loss) from discontinued operations, before income taxes	207	1,037	(2,705)	1,492
Income tax expense	—	4	1	40

Discontinued operations, net of taxes	$207	$1,033	$(2,706)	$1,452

Other income (expense) Other income for the three months ended December 31, 2014 included $644 thousand for the reversal of a reserve for certain aged loan repurchase obligations, $145 thousand in net realized gains on securities sold and $56 thousand for a gain recognized on the sale of education loans. These income items were partially offset by a fair value write-down of $168 thousand on Union Federal’s education loan portfolio and other-than-temporary impairment losses of $12 thousand on Union Federal’s investment portfolio. The net realized gains recognized during the three months ended December 31, 2014 included $161 thousand of net realized gains on securities that were reclassified out of accumulated other comprehensive loss. There was no tax benefit reclassified out of accumulated other comprehensive loss as there was a full valuation allowance against the deferred tax asset.

Other expense for the six months ended December 31, 2014 included fair value write-downs of $2.4 million on Union Federal’s education loan portfolio and $277 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio. These were partially offset by the other income items recognized during the three months ended December 31, 2014 as discussed above.

Exit costs The table below presents a reconciliation of the beginning and ending liability balances for both severance and retention costs associated with the planned dissolution. As of December 31, 2014, the cumulative amounts incurred for severance and retention costs were $250 thousand and $215 thousand, respectively. Additional retention costs of $94 thousand are expected to be incurred during the remainder of fiscal 2015.

	Severance	Retention
	(dollars in thousands)
Balance, June 30, 2014	$246	$24
Additional expense incurred during the period	4	191
Payments made during the period	(10)	(10)

Balance, December 31, 2014	$240	$205

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	December 31, 2014	June 30, 2014
	(dollars in thousands)
Cash equivalents (money market funds)	$38,554	$29,856
Interest-bearing deposits with banks	7,262	2,793
Non-interest-bearing deposits with banks	774	1,306

Total cash and cash equivalents	$46,590	$33,955

(4) Short-term Investments

Short-term investments of $10.3 million at December 31, 2014 and $40.1 million at June 30, 2014 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 0.8 months to 2.1 months at December 31, 2014.

(5) Education Loans Held-to-Maturity

FMD holds a small portfolio of education loans totaling $805 thousand at December 31, 2014 and $838 thousand at June 30, 2014, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at December 31, 2014 and June 30, 2014.

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

The following table presents detailed activity related to our participation accounts for the three and six months ended December 31, 2014:

	Three months ended December 31,	Six months ended December 31,
	2014	2014
	(dollars in thousands)
Balance, beginning of period	$15,614	$15,834
Net fundings	1,152	1,191
Defaults	(170)	(465)
Recoveries	4	73
Interest earned/other	76	104
Fair value adjustment	(178)	(239)

Balance, end of period	$16,498	$16,498

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the three and six months ended December 31, 2014 was $660 thousand and $1.2 million, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value or the amount on deposit in the participation account. As of December 31, 2014, the aggregate amount of our funded first-loss credit enhancement was $16.5 million.

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

The following is a description of the valuation methodologies used for financial instruments, from continuing operations, recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We recorded deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both December 31, 2014 and June 30, 2014, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

The following table presents financial instruments, from continuing operations, carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	December 31, 2014				June 30, 2014
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$16,498	$16,498	$—	$—	$15,834	$15,834
Service revenue receivables	—	—	13,491	13,491	—	—	13,979	13,979

Total assets	$—	$—	$29,989	$29,989	$—	$—	$29,813	$29,813

The following table presents activity related to our financial assets, from continuing operations, categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2014 and 2013. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended December 31,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$15,614	$13,563	$18,784	$13,913
Realized and unrealized (losses) gains	(344)	368	(117)	437
Net contributions (distributions)	1,228	(440)	1,885	(730)

Fair value, end of period	$16,498	$13,491	$20,552	$13,620

	Six months ended December 31,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$15,834	$13,979	$13,147	$14,817
Realized and unrealized (losses) gains	(631)	1,318	(188)	882
Net contributions (distributions)	1,295	(1,806)	7,593	(2,079)

Fair value, end of period	$16,498	$13,491	$20,552	$13,620

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at December 31, 2014:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$16,498	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-11.5%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$13,491	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and deposits for participation accounts include, but are not limited to, discount rates, prepayment rates, net recovery rates and default rates. The forward London Interbank Offered Rate (LIBOR) curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. While there was some change in the LIBOR curve from June 30, 2014, the change did not have a material impact on the fair value of our service revenue receivables or deposits for participation accounts. There have been no other significant changes in these inputs from June 30, 2014.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at December 31, 2014 and June 30, 2014 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below do not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheets. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments, from continuing operations, not measured at fair value on our consolidated balance sheets at December 31, 2014 and June 30, 2014. The carrying amount for these instruments approximates fair value principally due to their short maturities.

December 31, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$46,590	$46,590	$46,590	$—	$—
Short-term investments	10,255	10,255	10,255	—	—
Restricted cash	157,705	157,705	157,705	—	—
Financial Liabilities:
Restricted funds due to clients	$157,438	$157,438	$157,438	$—	$—

June 30, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$33,955	$33,955	$33,955	$—	$—
Short-term investments	40,057	40,057	40,057	—	—
Restricted cash	94,436	94,436	94,436	—	—
Financial Liabilities:
Restricted funds due to clients	$94,272	$94,272	$94,272	$—	$—

(8) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, in the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the six months ended December 31, 2014.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both December 31, 2014 and June 30, 2014 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the six months ended December 31, 2014.

(c) Intangible Assets

Intangible assets at December 31, 2014 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(5,634)	$17,966
Technology	6	3,650	(2,433)	1,217
Tradename	15	1,950	(520)	1,430

Total intangible assets at December 31, 2014		$29,200	$(8,587)	$20,613

Amortization expense recorded for the six months ended December 31, 2014 was $1.2 million.

Estimated annual amortization expense for the remainder of fiscal 2015 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2015	$786	$304	$65	$1,155
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
Thereafter	10,888	—	845	11,733

Total	$17,966	$1,217	$1,430	$20,613

(9) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate). In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement (the Asset Services Agreement) pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are required by the Internal Revenue Code. The IRS also commenced an audit of our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

On September 10, 2013, we received two Notices of Proposed Adjustment (NOPAs) from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. During the third quarter of fiscal 2015, we expect to receive formal written confirmation of the IRS’s decision not to challenge these federal tax refunds. As is true for all refunds in excess of $2.0 million, the IRS’s decision is subject to the review of the Joint Committee on Taxation.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, the IRS’s decision to not challenge the federal tax refunds we previously received and the review of this decision by the Joint Committee on Taxation, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at December 31, 2014. Further, as a result of the IRS’s decision to not challenge the federal tax refunds we previously received, we believe the likelihood of loss related to this contingency is remote.

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. On November 9, 2011, the Massachusetts Appellate Tax Board (ATB) issued an order (ATB Order) regarding these proceedings. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006.

On January 28, 2015, the Massachusetts Supreme Judicial Court (SJC) issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Commissioner of Revenue in their briefs. We believe the SJC’s statutory analysis is incorrect, and we expect to file a petition for rehearing on this matter with the SJC. The petition is due on February 11, 2015.

Background

We took the position in these cases that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB.

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it has been on hold pending resolution of our appeal of the ATB’s findings for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Following the issuance of the SJC’s opinion on January 28, 2015, we expect that our appeal with the ATB will resume unless the SJC grants the petition for rehearing we expect to file. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the 2008 and 2009 tax years.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s 2008 and 2009 tax years. If we are unsuccessful in the litigation related to GATE’s 2008 and 2009 tax years, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2014, we had accrued a total income tax liability of $26.2 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s 2008 and 2009 tax years. As of December 31, 2014, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.2 million.

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

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current and former members of the FMD Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleged, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserted claims for unjust enrichment and corporate waste. The complaint sought, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action. On November 20, 2014, the parties to this action filed a proposed order of dismissal without prejudice. On December 4, 2014, the court granted the order of dismissal without prejudice.

Based on the merits of the cases and the dismissals granted, we believe the likelihood of loss related to these contingencies is remote.

(c) NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery (the Chancery Court) against NC Residuals Owners Trust (NC Residuals) and The Wilmington Trust Company in its capacity as owner trustee (the Owner Trustee) of certain of the securitization trusts that we previously facilitated (the GATE Trusts). The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of December 31, 2014, the value of the GATE Trusts on our consolidated balance sheet was $11.9 million and, through December 31, 2014, the GATE Trusts had generated cash distributions of $6.6 million, of which $2.9 million is currently being withheld by the administrator of the GATE Trusts pending resolution of this dispute. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On December 22, 2014, FMD and NC Residuals reached an agreement in principle to settle this matter. As part of the settlement, NC Residuals will release any and all claims of ownership of the GATE Trusts, including, without limitation, any and all claims to the cash distributions, and will cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including, without limitation, executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. FMD and NC Residuals are currently documenting the settlement to reflect the agreed-upon terms. As of December 31, 2014, we accrued a liability of $5.0 million related to the settlement of this matter, which amount was included in accrued expenses on our consolidated balance sheet.

(d) Indemnifications—Sale of FMDS

In connection with the sale of our trust administrator, First Marblehead Data Services, Inc. (FMDS), in the third quarter of fiscal 2012, we agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

As of December 31, 2014, the buyer had remaining rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement (the Fundamental Representations) that are subject to a cap equal to the purchase price. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

In addition, as of December 31, 2014, the buyer had remaining rights to indemnification for any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement, which rights are not subject to the purchase price cap. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time.

We were not aware of any contingencies existing at our consolidated balance sheet dates that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(e) Indemnifications—Citizens Loan Sales

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

(f) Other

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those discussed above under “—Income Tax Matters,” and “—NC Residuals Owners Trust Litigation,” that could have a material adverse impact on our operations or financial condition.

(10) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(12,912)	$(8,681)	$(23,440)	$(20,654)
Income (loss) from discontinued operations, net of taxes, available and allocated to common shares outstanding	207	1,033	(2,706)	1,452

Net loss available and allocated to common shares outstanding	$(12,705)	$(7,648)	$(26,146)	$(19,202)

Net loss per basic and diluted common share:
From continuing operations	$(1.12)	$(0.77)	$(2.04)	$(1.84)
From discontinued operations	0.02	0.09	(0.24)	0.13

Total basic and diluted net loss per common share	$(1.10)	$(0.68)	$(2.28)	$(1.71)

Basic and diluted weighted-average common shares outstanding	11,527	11,283	11,456	11,248

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(in thousands)
Restricted stock units	692	488	581	436
Stock options	601	604	601	604

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings, including loan origination, tuition and refund management, loan processing and disbursement, portfolio management and securitization services.

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 300 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 700 educational institutions.

Through FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal, we offer traditional retail banking products, including time deposits and branch money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency, or OCC, and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan requires the approval of FMD, as the sole stockholder of Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. On December 18, 2014, the Union Federal Board of Directors approved the plan of voluntary dissolution and on December 19, 2014, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. As a result of the planned dissolution and our evaluation under Accounting Standards Codification, or ASC, 205-20, Presentation of Financial Statements – Discontinued Operations, we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Recent Developments

•

On October 28, 2014, the United States District Court for the District of Massachusetts entered an order dismissing the purported class action against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s former Chief Financial Officer and Managing Director. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). On December 4, 2014, the United States District Court for the District of Massachusetts entered an order dismissing without prejudice the related derivative action against Messrs. Meyers and Klipper and current and former members of the FMD Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). See Note 9, “Commitments and Contingencies—Federal Class Action Lawsuits,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

•	On November 10, 2014, our subsidiary First Marblehead Education Resources, Inc., or FMER, entered into a loan origination services agreement, or the Services Agreement, with Nelnet Servicing, LLC d/b/a Firstmark Services, or Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. We will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. Under the Services Agreement, Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. We expect that the transition of these services to Firstmark Services will be completed during the fourth quarter of fiscal 2015.

•	Also on November 10, 2014, FMD, FMER and SunTrust Bank entered into a sixteenth amendment to the loan program agreement, as amended, among FMD, FMER and SunTrust Bank. The sixteenth amendment, among other things, allows FMD and FMER to retain third parties as subcontractors to perform certain of the services to be provided by FMD or FMER under the loan program agreement, subject to the approval of SunTrust Bank. As part of the sixteenth amendment, SunTrust Bank approved Firstmark Services as a subcontractor, subject to SunTrust Bank’s written approval of Firstmark Services’ loan processing platform and performance of related functions for the Monogram-based loan programs offered by SunTrust Bank.

•	On December 18, 2014, the Internal Revenue Service, or IRS, informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. During the third quarter of fiscal 2015, we expect to receive formal written confirmation of the IRS’s decision not to challenge these federal tax refunds. As is true for all refunds in excess of $2.0 million, the IRS’s decision is subject to the review of the Joint Committee on Taxation. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report as well as “—Results of Operations—Three and Six Months Ended December 31, 2014 and 2013—Overall Results—Internal Revenue Service Audit,” below and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

•	On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery, or the Chancery Court, against NC Residuals Owners Trust, or NC Residuals, and The Wilmington Trust Company in its capacity as owner trustee, or the Owner Trustee, of certain of the securitization trusts that we previously facilitated, which we refer to as the GATE Trusts. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN. On December 22, 2014, FMD and NC Residuals reached an agreement in principle to settle this matter for $5.0 million and are currently documenting the settlement to reflect the agreed-upon terms. See Note 9, “Commitments and Contingencies—NC Residuals Owners Trust Litigation,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

•	We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., or GATE, a former subsidiary of FMD. On November 9, 2011, the Massachusetts Appellate Tax Board, or ATB, issued an order, or the ATB Order, regarding these proceedings. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the Massachusetts Supreme Judicial Court, or the SJC, issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the Massachusetts Appellate Tax Board, or the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect to file a petition for rehearing on this matter with the SJC. The petition is due on February 11, 2015. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2015.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans. In November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. We expect that the transition of these services to Firstmark Services will be completed during the fourth quarter of fiscal 2015. As a result of this transition, a majority of loan origination activity provided in connection with our Monogram-based loan programs will take place through Firstmark Services. We will, however, maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs.

Our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace and, as of February 9, 2015, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs, excluding Union Federal, for the three and six months ended December 31, 2014 and 2013, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended December 31,
	2014			2013
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$13,378	$104,290	$117,668	$10,585	$79,434	$90,019
Disbursed Loans	19,023	103,379	122,402	13,928	86,938	100,866

	Six months ended December 31,
	2014			2013
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$97,928	$464,965	$562,893	$72,479	$436,544	$509,023
Disbursed Loans	61,607	316,978	378,585	47,660	281,418	329,078

The increase in partnered lending loan volume for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013 was primarily the result of the Union Federal® Private Student Loan Program funded by SunTrust Bank, which was launched on June 13, 2014. In addition, for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013, marketing programs employed during peak season contributed to the increased loan volume.

The increase in Cology LLC loan volume for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013 was primarily the result of organic growth at existing clients, including new loan programs.

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

Capital Markets

Our capital markets experience coupled with our loan performance database and risk analytics capabilities enable us to provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our lender clients wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

We believe that conditions in the capital markets generally improved in fiscal 2014 and during the six months ended December 31, 2014 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including the result of the review by the Joint Committee on Taxation of the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million and any change in the IRS’s decision following such review. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report, “—Results of Operations—Three and Six Months Ended December 31, 2014 and 2013—Overall Results—Internal Revenue Service Audit,” below and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients and otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. As of February 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

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

Any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	A change in the expected transition date of certain of our loan origination services to Firstmark Services;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following the review of the Joint Committee on Taxation;

•	Regulatory requirements applicable to TMS, Cology LLC and FMD;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for fiscal 2008 and fiscal 2009;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as FMER and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the six months ended December 31, 2014, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Six Months Ended December 31, 2014 and 2013

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2014	2013	2014 - 2013	2014	2013	2014 - 2013
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$7,869	$7,638	$231	$16,156	$15,586	$570
Administrative and other fees	2,905	2,564	341	7,785	6,867	918
Fair value changes to service revenue receivables	368	437	(69)	1,318	882	436

Total revenues	11,142	10,639	503	25,259	23,335	1,924
Total expenses	24,097	19,421	(4,676)	48,555	43,887	(4,668)
Other income	318	359	(41)	374	431	(57)

Loss from continuing operations, before income taxes	(12,637)	(8,423)	(4,214)	(22,922)	(20,121)	(2,801)
Income tax expense from continuing operations	275	258	(17)	518	533	15

Net loss from continuing operations	(12,912)	(8,681)	(4,231)	(23,440)	(20,654)	(2,786)
Discontinued operations, net of taxes	207	1,033	(826)	(2,706)	1,452	(4,158)

Net loss	$(12,705)	$(7,648)	$(5,057)	$(26,146)	$(19,202)	$(6,944)

The net loss from continuing operations for the three months ended December 31, 2014 was $12.9 million, or $(1.12) per common share, compared to a net loss from continuing operations of $8.7 million, or $(0.77) per common share, for the three months ended December 31, 2013. The increase in the net loss from continuing operations was primarily due to a $4.7 million increase in total expenses, principally the result of a $5.0 million legal settlement accrued during the three months ended December 31, 2014, partially offset by increased revenues of $503 thousand.

The net loss from continuing operations for the six months ended December 31, 2014 was $23.4 million, or $(2.04) per common share, compared to a net loss from continuing operations of $20.7 million, or $(1.84) per common share, for the six months ended December 31, 2013. The increase in the net loss from continuing operations was primarily attributable to a $4.7 million increase in total expenses, principally the result of a $5.0 million legal settlement accrued during the three months ended December 31, 2014, partially offset by increased revenues of $1.9 million.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended December 31, 2014 were $11.1 million, up $503 thousand from the three months ended December 31, 2013. The increase in revenues for the three months ended December 31, 2014 included increases of $231 thousand in tuition management fees, $202 thousand in Monogram-based fee revenues and $102 thousand in fee income from Cology LLC. These increases were partially offset by a decrease of $69 thousand in fair value changes to service revenue receivables. While there were increased revenues from portfolio management services, these were largely offset by lower revenues from special servicing of certain securitization trusts that we previously facilitated.

Revenues for the six months ended December 31, 2014 were $25.3 million, up $1.9 million from the six months ended December 31, 2013. The increase in revenues for the six months ended December 31, 2014 included increases of $630 thousand in Monogram-based fee revenues, $570 thousand in tuition management fees, $436 thousand in fair value changes to service revenue receivables and $318 thousand in fee income from Cology LLC. While there were increased revenues from portfolio management services, these were largely offset by lower revenues from special servicing of certain securitization trusts that we previously facilitated.

The increase in Monogram-based fee revenues for the three and six months ended December 31, 2014 was primarily the result of increased loan portfolio balances at our lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in tuition management fees for the three and six months ended December 31, 2014 was primarily due to an increase in credit card payment processing and refund management services partially offset by lower enrollment fee and late fee revenues. The increase in fee income from Cology LLC for the three and six months ended December 31, 2014 was primarily driven by increased loan disbursements.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At December 31, 2014, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Expenses

The following table reflects the composition of expenses:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2014	2013	2014 - 2013	2014	2013	2014-2013
	(dollars in thousands)
Compensation and benefits	$8,386	$8,204	$(182)	$18,297	$18,406	$109
General and administrative:
Third-party services	2,693	3,451	758	7,259	7,957	698
Depreciation and amortization	1,317	1,327	10	2,584	2,635	51
Marketing	117	131	14	1,456	1,229	(227)
Occupancy and equipment	2,692	2,681	(11)	5,332	5,468	136
Merchant fees	2,034	1,823	(211)	4,905	4,435	(470)
Other	6,858	1,804	(5,054)	8,722	3,757	(4,965)

Total general and administrative	15,711	11,217	(4,494)	30,258	25,481	(4,777)

Total expenses	$24,097	$19,421	$(4,676)	$48,555	$43,887	$4,668

Total number of employees from continuing operations at period end	280	275

Compensation and benefits Compensation and benefits expenses for the three and six months ended December 31, 2014 were $8.4 million and $18.3 million, respectively. The increase of $182 thousand for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 was primarily driven by increased severance and retention expense partially offset by lower bonus expense and lower non-cash stock compensation.

The decrease of $109 thousand for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 was primarily due to lower salaries expense and lower non-cash stock compensation partially offset by an increase in severance and retention expense.

General and administrative General and administrative expenses for the three and six months ended December 31, 2014 were $15.7 million and $30.3 million, respectively. The increases of $4.5 million and $4.8 million for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013, respectively, were principally the result of a $5.0 million legal settlement accrued during the three months ended December 31, 2014 partially offset by lower third-party services expense, primarily lower legal fees in support of ongoing litigation.

Other Income

Other income for the three and six months ended December 31, 2014 as well as the three and six months ended December 31, 2013 consisted primarily of proceeds from The Education Resources Institute, Inc., or TERI, settlement. TERI settlement proceeds of $281 thousand were recognized in each period presented above and were the result of the resolution of certain matters related to TERI’s confirmed plan of reorganization. This income represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

The remaining other income amounts consisted of interest income earned on cash and cash equivalents and short-term investments as well as cash recoveries received on previously defaulted education loans held by FMD.

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

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of December 31, 2014 and June 30, 2014, totaling $67.4 million and $58.1 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2014 and June 30, 2014. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals, or the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement, which we refer to as the Asset Services Agreement, pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are required by the Internal Revenue Code. The IRS also commenced an audit of our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

On September 10, 2013, we received two Notices of Proposed Adjustment, or NOPAs, from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. During the third quarter of fiscal 2015, we expect to receive formal written confirmation of the IRS’s decision not to challenge these federal tax refunds. As is true for all refunds in excess of $2.0 million, the IRS’s decision is subject to the review of the Joint Committee on Taxation.

We have considered the requirements of ASC 740, Income Taxes, or ASC 740, the IRS’s decision to not challenge the federal tax refunds we previously received and the review of this decision by the Joint Committee on Taxation, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at December 31, 2014.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended December 31, 2014 was net income of $207 thousand, or $0.02 per common share, compared to net income of $1.0 million, or $0.09 per common share, for the three months ended December 31, 2013. The $826 thousand decline was primarily due to lower revenues of $1.3 million partially offset by increased other income of $665 thousand.

The discontinued operations of Union Federal, net of taxes, for the six months ended December 31, 2014 was a net loss of $2.7 million, or $(0.24) per common share, compared to net income of $1.5 million, or $0.13 per common share for the six months ended December 31, 2013. The $4.2 million decline was due to other expense of $1.9 million incurred during the six months ended December 31, 2014 coupled with lower revenues of $1.9 million and increased operating expenses of $471 thousand.

Revenues were lower for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013 primarily due to lower interest income resulting from lower education loan and investment portfolio volumes. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information regarding other income and expense items.

Financial Condition

The changes in our financial condition for the six months ended December 31, 2014 and 2013 are discussed below. The assets and liabilities of Union Federal have been segregated and reported as assets and liabilities of discontinued operations on our consolidated balance sheets.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $56.8 million and $74.0 million at December 31, 2014 and June 30, 2014, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $17.2 million was primarily a result of cash used to fund continuing operations coupled with net fundings for participation accounts.

Restricted Cash

At December 31, 2014, restricted cash on our consolidated balance sheets was $157.7 million, of which $129.5 million was held by TMS. Restricted cash at June 30, 2014 was $94.4 million, of which $93.9 million was held by TMS.

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

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $664 thousand from $15.8 million at June 30, 2014 to $16.5 million at December 31, 2014, primarily due to net fundings partially offset by net defaults.

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

At December 31, 2014, our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At December 31, 2014, our net intangible assets balance was $20.6 million, of which $15.8 million related to TMS and $4.8 million related to Cology LLC. During the six months ended December 31, 2014, we recorded amortization expense of $968 thousand related to TMS and $188 thousand related to Cology LLC.

Discontinued Operations

Cash and Cash Equivalents

Union Federal held a total of $126.2 million in cash and cash equivalents as of December 31, 2014, an increase of $39.8 million from $86.4 million as of June 30, 2014. This increase was primarily due to sales proceeds received on the sale of education loans and investments available-for-sale partially offset by the outflow of customer deposits.

Investments Available-for-Sale

Investments available-for-sale held by Union Federal were reported at fair value at our consolidated balance sheet dates. Investments available-for-sale decreased $62.0 million from $62.3 million at June 30, 2014 to $334 thousand at December 31, 2014. The decrease was primarily due to the sale of the majority of Union Federal’s investment portfolio coupled with principal payments received.

Loans Held-for-Sale

All loans held by Union Federal were classified as held-for-sale and recorded at the lower of cost or fair value at our consolidated balance sheet dates. Education loans were $1.5 million and $21.9 million at December 31, 2014 and June 30, 2014, respectively. Mortgage loans were $15.8 million and $16.4 million at December 31, 2014 and June 30, 2014, respectively. The decrease in education loans of $20.4 million was primarily due to the sale of two portfolios of education loans during the three months ended December 31, 2014. The decrease in mortgage loans of $566 thousand was primarily due to borrower payments received partially offset by new originations during the six months ended December 31, 2014.

Deposits

Deposit liabilities held by Union Federal, comprised of demand deposits and time deposits, were $120.2 million and $161.1 million at December 31, 2014 and June 30, 2014, respectively. The decline of $40.9 million was attributable to online and local competitors offering higher rates, particularly as Union Federal has lowered its deposit rates as part of the dissolution process.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

At December 31, 2014, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” However, in October 2014, we sublet 14,000 square feet of office space at our Medford, Massachusetts location through the remainder of our lease term, which ends on March 31, 2017. In addition, in January 2015, we extended the lease for our Warwick, Rhode Island location. The lease term was extended by 23 months to March 31, 2017. The contractual cash obligation of the extension is $677 thousand, of which $59 thousand is due prior to June 30, 2015, $353 thousand is due in fiscal 2016 and $265 thousand is due in fiscal 2017.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $146.5 million at June 30, 2014 to $122.2 million at December 31, 2014 primarily as a result of our net loss of $26.1 million, partially offset by an increase of $2.7 million in additional paid-in capital related to stock compensation.

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

Net cash used in operating activities from continuing operations for the six months ended December 31, 2014 was $15.6 million, compared with net cash used in operating activities from continuing operations of $25.2 million for the six months ended December 31, 2013. The $9.6 million improvement in net cash used in operating activities from continuing operations was principally the result of decreased fundings for participation accounts of $6.7 million, driven by the timing of funding for new program year loan volume, coupled with decreased funding for accounts payable.

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

Net cash provided by investing activities from continuing operations for the six months ended December 31, 2014 was $28.8 million, compared with net cash provided by investing activities from continuing operations of $2.3 million for the six months ended December 31, 2013. The improvement of $26.4 million in net cash provided by investing activities from continuing operations was primarily due to decreased purchases of short-term investments of $15.8 million coupled with an increase in proceeds from maturities of short-term investments of $10.0 million.

Net cash used in financing activities from continuing operations was $513 thousand for the six months ended December 31, 2014 compared to net cash used in financing activities from continuing operations of $676 thousand for the six months ended December 31, 2013. The decrease in net cash used in financing activities from continuing operations was primarily due a decline in repurchases of common stock.

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

On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following the review of the Joint Committee on Taxation;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized or sold.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and six months ended December 31, 2014 and 2013 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(12,637)	$(8,423)	$(22,922)	$(20,121)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(368)	(437)	(1,318)	(882)
Distributions from service revenue receivables	440	730	1,806	2,079
Depreciation and amortization	1,317	1,329	2,584	2,637
Stock-based compensation	837	905	2,656	2,893
Change in TMS deferred revenue	(1,756)	(2,037)	(446)	(531)
Additions to property and equipment	(600)	(699)	(941)	(1,370)
Other, net of cash flows from Union Federal	338	414	106	650

Non-GAAP net operating cash usage	$(12,429)	$(8,218)	$(18,475)	$(14,645)

“Net operating cash usage” for the three months ended December 31, 2014 increased $4.2 million, or 51%, compared to the three months ended December 31, 2013. “Net operating cash usage” for the six months ended December 31, 2014 increased $3.8 million, or 26%, compared to the six months ended December 31, 2013. The increase in “net operating cash usage” for the three and six months ended December 31, 2014 was primarily driven by increased expenses, largely the result of a $5.0 million legal settlement accrued during the three months ended December 31, 2014, partially offset by an improvement in revenues. We expect the legal settlement to be paid out by the end of fiscal 2015.

“Net operating cash usage” included $91 thousand and $896 thousand in cash generated from Union Federal for the three months ended December 31, 2014 and 2013, respectively. “Net operating cash usage” included $204 thousand in cash used by Union Federal for the six months ended December 31, 2014 and $1.5 million in cash generated from Union Federal for the six months ended December 31, 2013. The decline in cash generated from Union Federal for the three and six months ended December 31, 2014 was primarily driven by decreased education loan and investment interest income as the portfolio volumes have declined as part of the dissolution process.

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

Union Federal’s equity capital was $23.3 million at December 31, 2014, down from $26.0 million at June 30, 2014. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2014 and June 30, 2014, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2014	June 30, 2014
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	221.0%	59.6%
Total risk-based capital	8.0	10.0	220.9	59.5
Tier 1 (core) capital	4.0	5.0	15.9	13.5

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

On May 28, 2014, the Union Federal Board of Directors approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. Also on May 28, 2014, the FMD Board of Directors approved Union Federal’s plan to pursue the dissolution of Union Federal and to prepare the plan of voluntary dissolution, which plan requires the approval of FMD, as the sole stockholder of Union Federal. On December 18, 2014, the Union Federal Board of Directors approved the plan of voluntary dissolution and on December 19, 2014, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. Following the dissolution of Union Federal, FMD will cease to be a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

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

The risk-based interest-bearing assets of Union Federal are largely made up of investments available-for-sale, education loans held-for-sale and mortgage loans held-for-sale. The mix of fixed rate versus variable rate instruments for these assets as of December 31, 2014 are presented in the table below:

December 31, 2014	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$334	$—	—%	$334	100.0%
Education loans held-for-sale	1,537	1,537	100.0	—	—
Mortgage loans held-for-sale	15,805	3,121	19.7	12,684	80.3

	$17,676	$4,658	26.4%	$13,018	73.6%

The interest-bearing liabilities of Union Federal consisted of customer deposits, totaling $120.2 million at December 31, 2014. Of these deposits, approximately 87% were comprised of demand deposits, savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 13% of customer deposits represented fixed rate time deposits, of which approximately 48% had maturities in excess of 12 months from December 31, 2014. Deposit pricing is subject to regular examination by a committee of senior management from Union Federal and FMD’s Finance and Governance, Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The investment decisions with respect to the interest rate characteristics of Union Federal’s interest-bearing assets are driven by the nature, volume and duration of its interest-bearing liabilities. Generally, the interest-bearing liabilities are either variable rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As shown in the table above, at December 31, 2014, the education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 20% of the mortgage loan portfolio were also variable rate instruments. The remaining balance of the interest-bearing assets in the table above were fixed rate instruments.

Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to the results of Union Federal, largely due to the short-term nature of the anticipated dissolution of Union Federal, which we expect to be completed by the end of fiscal 2015.

Item 4.	Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are required by the Internal Revenue Code. The IRS also commenced an audit of our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

On September 10, 2013, we received two NOPAs from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. During the third quarter of fiscal 2015, we expect to receive formal written confirmation of the IRS’s decision not to challenge these federal tax refunds. As is true for all refunds in excess of $2.0 million, the IRS’s decision is subject to the review of the Joint Committee on Taxation.

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No.C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No.C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No.C305240, which was instituted on March 22, 2010. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006.

On January 28, 2015, the SJC issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Commissioner of Revenue in their briefs. We believe the SJC’s statutory analysis is incorrect, and we expect to file a petition for rehearing on this matter with the SJC. The petition is due on February 11, 2015.

Background

We took the position in these cases that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB.

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it has been on hold pending resolution of our appeal of the ATB’s findings for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Following the issuance of the SJC’s opinion on January 28, 2015, we expect that our appeal with the ATB will resume unless the SJC grants the petition for rehearing we expect to file. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the 2008 and 2009 tax years.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s 2008 and 2009 tax years. If we are unsuccessful in the appeal of the matters related to GATE’s 2008 and 2009 tax years, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2014, we had accrued a total income tax liability of $26.2 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s 2008 and 2009 tax years. As of December 31, 2014, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.2 million.

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

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current and former members of the FMD Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleged, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserted claims for unjust enrichment and corporate waste. The complaint sought, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action. On November 20, 2014, the parties to this action filed a proposed order of dismissal without prejudice. On December 4, 2014, the court granted the order of dismissal without prejudice.

NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of December 31, 2014, the value of the GATE Trusts on our consolidated balance sheet was $11.9 million and, through December 31, 2014, the GATE Trusts had generated cash distributions of $6.6 million, of which $2.9 million is currently being withheld by the administrator of the GATE Trusts pending resolution of this dispute. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On December 22, 2014, FMD and NC Residuals reached an agreement in principle to settle this matter. As part of the settlement, NC Residuals will release any and all claims of ownership of the GATE Trusts, including, without limitation, any and all claims to the cash distributions, and will cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including, without limitation, executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. FMD and NC Residuals are currently documenting the settlement to reflect the agreed-upon terms. As of December 31, 2014, we accrued a liability of $5.0 million related to the settlement of this matter, which amount was included in accrued expenses on our consolidated balance sheet.

There were no material developments during the second quarter of fiscal 2015 in the matter entitled “Massachusetts Appellate Tax Board Matters” included in Item 1 of Part II of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

•	Challenges exist in implementing revisions to our business model.

•	If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

•	If competitors or potential competitors acquire or develop an education loan database, our business could be adversely affected.

•	Our business processes are becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

•	We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

•	We have been involved in litigation related to the ownership of the GATE Trusts. If we are unable to finalize terms of a proposed settlement, adverse developments or an adverse resolution of this matter could have a material adverse effect on our consolidated financial positions and results of operations.

•	If sufficient funds to finance our business and meet our obligations are not available to us when needed or on acceptable terms, we may be required to delay, scale back, otherwise alter our strategy or cease operations.

•	Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the pending state tax matters.

•	We have guaranteed the performance of Union Federal’s obligations under two loan purchase and sale agreements. We may incur substantial costs if we have to perform the obligations of Union Federal or there is an indemnification claim under the loan purchase and sale agreements, which could have a material adverse effect on our liquidity or financial condition.

•	Changes in macro-economic conditions, including interest rates, could affect the value of our additional structural advisory fees, residual receivables, participation accounts and investments available-for-sale, as well as demand for education loans and our services.

•	We are subject to regulation as a savings and loan holding company, and Union Federal is regulated extensively. We could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply.

•	The price of FMD common stock may be volatile.

•	Some provisions in FMD’s restated certificate of incorporation and amended and restated by-laws may deter third parties from acquiring us.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of February 9, 2015, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

Although we believe that our capital resources as of December 31, 2014 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of December 31, 2014, the fair value of our funded credit enhancements was $16.5 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

On November 10, 2014, FMER entered into the Services Agreement with Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services for our lender clients’ Monogram-based loan programs. Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. We expect that the transition of these services to Firstmark Services will be completed during the fourth quarter of fiscal 2015, however, we cannot assure you that the transition will be completed on the schedule that we anticipate or that our lender clients will approve the transition of these services to Firstmark Services.

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

As of December 31, 2014, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action lawsuits. We are generally obligated, to the extent permitted by law, to indemnify our current and former officers and directors who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

We have been involved in litigation related to the ownership of the GATE Trusts. If we are unable to finalize terms of a proposed settlement, adverse developments or an adverse resolution of this matter could have a material adverse effect on our consolidated financial positions and results of operations.

In April 2014, we filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action seeks declaratory relief and specific performance related to claims by NC Residuals that it has certain legal and beneficial interests in the GATE Trusts and breach by NC Residuals of certain of its contractual obligations. FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On December 22, 2014, FMD and NC Residuals reached an agreement in principle to settle this matter. As part of the settlement, NC Residuals will release any and all claims of ownership of the GATE Trusts, including, without limitation, any and all claims to the cash distributions, and will cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including, without limitation, executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. FMD and NC Residuals are currently documenting the settlement to reflect the agreed-upon terms. However, there can be no assurance that we will finalize the settlement agreement. Any adverse developments with respect to this matter, including an inability to finalize a settlement, or an adverse resolution of this matter could have a material adverse effect on our consolidated financial position and results of operations. In addition, we could incur substantial costs related to pursuing this litigation and it could divert our management’s attention from our operations.

The dissolution of Union Federal may be time consuming and costly.

On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval. Our current estimate of charges related to the voluntary dissolution plan is $5.7 million in the aggregate, which may increase over time. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. The costs associated with the dissolution of Union Federal could be significant and material. In addition, Union Federal may require assistance in the dissolution process and may require significant attention and resources of FMD’s management.

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

If sufficient funds to finance our business and meet our obligations are not available to us when needed or on acceptable terms, we may be required to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail, delay or terminate plans for TMS or Cology LLC, terminate personnel, further scale back our expenses or cease operations.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the pending state tax matters.

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. The sale generated a cash refund of federal and state income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has been conducting an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the federal tax refunds previously received in the amounts of $176.6 million and $45.1 million. On September 10, 2013, we received two NOPAs from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. During the third quarter of fiscal 2015, we expect to receive formal written confirmation of the IRS’s decision not to challenge these federal tax refunds. As is true for all refunds in excess of $2.0 million, the IRS’s decision is subject to the review of the Joint Committee on Taxation. If, following the review of the Joint Committee on Taxation, the IRS were to change its decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million, our liquidity could be adversely affected.

Any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the SJC issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Commissioner of Revenue in their briefs. We believe the SJC’s statutory analysis is incorrect, and we expect to file a petition for rehearing on this matter with the SJC. The petition is due on February 11, 2015.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal of this matter with the ATB, it has been on hold pending resolution of our appeal of the ATB’s findings for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Following the issuance of the SJC’s opinion on January 28, 2015, we expect that our appeal with the ATB will resume unless the SJC grants the petition for rehearing we expect to file. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the 2008 and 2009 tax years. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s 2008 and 2009 tax years. If we are unsuccessful in the litigation related to GATE’s 2008 and 2009 tax years, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2014, we had accrued a total income tax liability of $26.2 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

At December 31, 2014, we had $20.1 million of goodwill and $20.6 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

We have guaranteed the performance of Union Federal’s obligations under two loan purchase and sale agreements. We may incur substantial costs if we have to perform the obligations of Union Federal or there is an indemnification claim under the loan purchase and sale agreements, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sales of two education loan portfolios to RBS Citizens, N.A., or Citizens, in March 2014 and June 2014, Union Federal agreed to repurchase education loans under certain circumstances. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below. Furthermore, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations, under the loan purchase and sale agreements and agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the closing dates for the loan sales, as applicable. See Note 9, “Commitments and Contingencies—Indemnifications—Citizens Loan Sales,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreements, including its loan repurchase obligations, FMD would be required to perform such obligations. We may also incur substantial costs in the event of an indemnification claim under the loan purchase and sale agreements. Any of these events could have a material adverse effect on our liquidity or financial condition.

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

We may be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal preemption of such registration or licensing requirements. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements. Compliance with state licensing requirements could involve additional costs or delays, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

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

The CFPB, the OCC and the Federal Reserve have each issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company, and our business is limited to activities that are financial or real-estate related. FMD is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve and the OCC each have certain types of enforcement authority over us, including the ability in certain circumstances to impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan. In addition, we could incur significant penalties if we fail to comply. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval. If the OCC approves the application, FMD will no longer be a savings and loan holding company and will no longer be subject to regulation, supervision and examination by the Federal Reserve.

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, a failure to meet minimum capital requirements could result in initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and our consolidated financial statements. In addition, our planned dissolution of Union Federal is subject to approval by the OCC. If we are unable to obtain such approval, we may be forced to incur additional costs to resume Union Federal’s operations and maintain its compliance with the regulatory requirements of the OCC and the FDIC.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology LLC offerings, including our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following review by the Joint Committee on Taxation;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for fiscal 2008 and fiscal 2009;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s current directors and executive officers owned approximately 10.0% of the outstanding shares of FMD common stock as of December 31, 2014, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

Some provisions in FMD’s restated certificate of incorporation and amended and restated by-laws may deter third parties from acquiring us.

FMD’s restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of the FMD Board of Directors, including the following:

•	Only the FMD Board of Directors, FMD’s Chairman of the Board or FMD’s President may call special meetings of FMD’s stockholders;

•	FMD stockholders may take action only at a meeting of FMD stockholders and not by written consent;

•	FMD has authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	FMD’s directors may be removed only by the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	FMD imposes advance notice requirements for stockholder proposals.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended December 31, 2014 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2014	20	$2.79	—	N/A
November 1—30, 2014	—	—	—	N/A
December 1—31, 2014	—	—	—	N/A

Total Purchases of Equity Securities(1)	20	$2.79	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021. During the fiscal quarter ended December 31, 2014, we repurchased shares of FMD common stock only under our 2011 Plan.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: February 9, 2015	By:	/s/ Alan Breitman
Alan Breitman
Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1††	Sixteenth Amendment to Loan Program Agreement dated as of November 10, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.2††	Loan Origination Services Agreement dated as of November 10, 2014, by and between First Marblehead Education Resources, Inc. and Nelnet Servicing, LLC d/b/a Firstmark Services

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.