Form 10-Q
period 2015-03-31
FIRST MARBLEHEAD CORP
filed 2015-05-11
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31825

The First Marblehead Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3295311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cabot Road, Suite 200 Medford, Massachusetts	02155
(Address of principal executive offices)	(Zip Code)

(800) 895-4283

(Registrant’s telephone number, including area code)

The Prudential Tower

800 Boylston Street, 34th Floor

Boston, Massachusetts 02199-8157

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2015, the registrant had 11,530,450 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, proceedings related to our federal and state income tax returns, including the decision by the Internal Revenue Service, or IRS, to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million, the review of such decision by the Joint Committee on Taxation and any change in the IRS’s position as a result of such review, the planned dissolution of Union Federal Savings Bank, including the timing of any such dissolution, and any costs relating to the dissolution, or a decision not to proceed with the planned dissolution for any reason, including, without limitation, the failure to receive the necessary regulatory approvals, and our transition of certain loan origination services to Firstmark Services, including anticipated cost savings for us and the timing of such transition, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 10, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 11, 2015.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$40,658	$33,955
Short-term investments, at cost	10,004	40,057
Restricted cash	75,770	94,436
Deposits for participation interest accounts, at fair value	16,825	15,834
Service revenue receivables, at fair value	13,037	13,979
Goodwill	20,066	20,066
Intangible assets, net	20,035	21,769
Property and equipment, net	5,409	5,819
Other assets	9,399	8,163

Assets from continuing operations	211,203	254,078
Assets from discontinued operations	131,579	188,806

Total assets	$342,782	$442,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$75,626	$94,272
Accounts payable, accrued expenses and other liabilities	14,279	11,050
Income taxes payable	27,084	26,582
Net deferred income tax liability	2,027	1,655

Liabilities from continuing operations	119,016	133,559
Liabilities from discontinued operations	109,366	162,827

Total liabilities	228,382	296,386
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,600 and 12,260 shares issued; 11,530 and 11,300 shares outstanding	125	122
Additional paid-in capital	465,790	462,328
Accumulated deficit	(163,133)	(128,391)
Treasury stock, 1,070 and 960 shares held, at cost	(188,382)	(187,860)
Accumulated other comprehensive income	—	299

Total stockholders’ equity	114,400	146,498

Total liabilities and stockholders’ equity	$342,782	$442,884

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues:
Tuition payment processing fees	$8,411	$7,883	$24,567	$23,469
Administrative and other fees	4,275	4,034	12,060	10,901
Fair value changes to service revenue receivables	495	1,366	1,813	2,248

Total revenues	13,181	13,283	38,440	36,618
Expenses:
Compensation and benefits	9,580	9,219	27,877	27,625
General and administrative	11,113	10,693	41,371	36,174

Total expenses	20,693	19,912	69,248	63,799
Other income	37	71	411	502

Loss from continuing operations, before income taxes	(7,475)	(6,558)	(30,397)	(26,679)
Income tax expense from continuing operations	360	334	878	867

Net loss from continuing operations	(7,835)	(6,892)	(31,275)	(27,546)
Discontinued operations, net of taxes	(761)	1,779	(3,467)	3,231

Net loss	$(8,596)	$(5,113)	$(34,742)	$(24,315)

Net loss per basic and diluted common share:
From continuing operations	$(0.68)	$(0.61)	$(2.72)	$(2.45)
From discontinued operations	(0.07)	0.16	(0.31)	0.29

Total basic and diluted net loss per common share	$(0.75)	$(0.45)	$(3.03)	$(2.16)

Basic and diluted weighted-average common shares outstanding	11,530	11,288	11,480	11,262

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Net loss	$(8,596)	$(5,113)	$(34,742)	$(24,315)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments available-for-sale arising during the period	—	539	(138)	(206)
Reclassification adjustment for net realized (gains) losses included in net loss	—	161	(161)	161

Total other comprehensive income (loss)	—	700	(299)	(45)

Total comprehensive loss	$(8,596)	$(4,413)	$(35,041)	$(24,360)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss), net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2013	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	(24,315)	—	(24,315)
Accumulated other comprehensive loss	—	—	—	—	—	—	(45)	(45)

Total comprehensive loss	—	—	—	—	—	(24,315)	(45)	(24,360)
Net stock issuance from vesting of stock units	196	2	(62)	(699)	(2)	—	—	(699)
Stock-based compensation	—	—	—	—	3,688	—	—	3,688

Balance at March 31, 2014	12,247	$122	(959)	$(187,853)	$461,613	$(115,139)	$(787)	$157,956

Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(34,742)	—	(34,742)
Accumulated other comprehensive loss	—	—	—	—	—	—	(299)	(299)

Total comprehensive loss	—	—	—	—	—	(34,742)	(299)	(35,041)
Net stock issuance from vesting of stock units	340	3	(110)	(522)	(3)	—	—	(522)
Stock-based compensation	—	—	—	—	3,465	—	—	3,465

Balance at March 31, 2015	12,600	$125	(1,070)	$(188,382)	$465,790	$(163,133)	$—	$114,400

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,742)	$(24,315)
Discontinued operations, net of tax	3,467	(3,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,903	3,994
Deferred income tax expense	372	373
Stock-based compensation	3,465	3,688
Service revenue receivable distributions	2,755	2,859
Changes in assets/liabilities:
Participation interest accounts	(991)	(8,325)
Fair value increase to service revenue receivables	(1,813)	(2,248)
Other assets	(1,236)	(1,447)
Accounts payable, accrued expenses and other liabilities	3,231	(5,026)
Income taxes payable	502	494

Net cash used in operating activities – continuing operations	(21,087)	(33,184)
Net cash provided by operating activities – discontinued operations	25	2,680

Net cash used in operating activities	(21,062)	(30,504)
Cash flows from investing activities:
Capital contributions to Union Federal	—	(450)
Purchases of short-term investments	(20,272)	(48,231)
Proceeds from maturities of short-term investments	50,325	60,238
Net decrease in restricted cash	18,666	9,523
Net decrease in restricted funds due to clients	(18,646)	(9,281)
Purchases of property and equipment	(1,759)	(1,902)

Net cash provided by investing activities – continuing operations	28,314	9,897
Net cash provided by investing activities – discontinued operations	80,362	43,962

Net cash provided by investing activities	108,676	53,859
Cash flows from financing activities:
Payments on capital lease obligations	(2)	(8)
Repurchases of common stock	(522)	(699)

Net cash used in financing activities – continuing operations	(524)	(707)
Net cash (used in) provided by financing activities – discontinued operations	(52,718)	148

Net cash used in financing activities	(53,242)	(559)

Net increase in cash and cash equivalents	34,372	22,796
Cash and cash equivalents, beginning of period	120,349	81,910

Cash and cash equivalents, end of period	154,721	104,706
Less: cash and cash equivalents of discontinued operations, end of period	114,063	70,100

Cash and cash equivalents of continuing operations, end of period	$40,658	$34,606

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$—

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

We are a specialty finance company focused on the education financing marketplace. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings. Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone basis. These services include tuition planning, tuition billing, refund management and payment technology services through FMD’s subsidiary Tuition Management Systems LLC (TMS), loan processing and disbursement services through FMD’s subsidiary Cology LLC, as well as certain loan origination and portfolio management services.

As of May 11, 2015, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

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

Through FMD’s subsidiary Union Federal Savings Bank (Union Federal), we offer certain traditional retail banking products, including time deposits and branch money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency (OCC) and FMD, as the sole stockholder of Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. As a result of the planned dissolution and our evaluation under Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations (ASC 205-20), we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” for additional information.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is not yet known. On April 29, 2015, the Financial Accounting Standards Board issued for public comment a proposed ASU that would defer the effective date of this new revenue recognition standard by one year. The proposed ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, would permit public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Additionally, the proposed ASU would permit organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual reporting periods beginning after December 15, 2016).

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

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted. ASU 2015-02 changes the way reporting entities evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (3) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

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

(2) Discontinued Operations

In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification.

The voluntary dissolution plan outlines management’s intention to sell the assets of Union Federal, consisting primarily of its education loan, mortgage loan and investment portfolios, and either sell its customer deposits or settle its customer deposits at the earlier of maturity or the effectiveness of the dissolution. On December 19, 2014, Union Federal and FMD entered into a purchase and assumption agreement with BofI Federal Bank to purchase and assume certain specified deposit liabilities. This transaction is subject to customary closing conditions.

In addition to the exit costs discussed below, we have incurred legal fees and expect to incur charges related to lease obligations and contract termination provisions in connection with the voluntary dissolution plan. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. We expect the dissolution process to be complete by the end of fiscal 2015.

As of May 11, 2015, Union Federal had initiated certain steps toward dissolution including lowering certain deposit rates, ceasing education loan, mortgage loan and online money market demand account applications, terminating a limited number of employees, selling portfolios of education loans and selling its investment portfolio.

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

Assets and Liabilities

The assets and liabilities of Union Federal classified as discontinued operations on our consolidated balance sheets, after the effect of elimination entries, are presented below:

	March 31, 2015	June 30, 2014
	(dollars in thousands)
Assets:
Cash and cash equivalents	$114,063	$86,394
Investments available-for-sale	—	62,309
Education loans held-for-sale	1,751	21,944
Mortgage loans held-for-sale	15,311	16,371
Other assets	454	1,788

Total assets	$131,579	$188,806

Liabilities:
Deposits	$108,287	$161,067
Other liabilities	1,079	1,760

Total liabilities	$109,366	$162,827

Investments available-for-sale As of June 30, 2014, investments available-for-sale were principally comprised of mortgage-backed securities issued by government-sponsored enterprises and U.S. government agencies and were recorded at fair value. During the second quarter of fiscal 2015, Union Federal sold the majority of the securities in its portfolio. In conjunction with these sale transactions, Union Federal received $54.5 million in sales proceeds and derecognized approximately $54.3 million of investments available-for-sale from its consolidated balance sheet. As of December 31, 2014, one security remained in the portfolio, which was paid down in full to Union Federal in the third quarter of fiscal 2015.

Loans held-for-sale All loans were classified as held-for-sale and recorded at the lower of cost or fair value. The comparison of cost to fair value for Union Federal’s education loan portfolio as of March 31, 2015 resulted in a write-down of $128 thousand. The comparison of cost to fair value for Union Federal’s mortgage loan portfolio as of March 31, 2015 resulted in a write-down of $221 thousand. These write-downs were recorded in discontinued operations for the three and nine months ended March 31, 2015.

During the second quarter of fiscal 2015, Union Federal sold two portfolios of education loans. Union Federal received $18.8 million in aggregate sales proceeds and derecognized approximately $18.6 million of education loans and accrued interest from its consolidated balance sheet. The determination of fair value for the remaining education loan portfolio as of March 31, 2015 was primarily based on a bid received from the buyer who purchased the majority of the education loans sold during the second quarter of fiscal 2015.

The determination of fair value for the mortgage loan portfolio was primarily based on a bid Union Federal received to purchase the majority of the portfolio.

Deposits Deposit liabilities were comprised of savings, checking and money market deposits with no stated maturities as well as time deposits, which have fixed maturities. Deposits with no stated maturities were held at the amount payable on demand, which was equal to the fair value. Time deposits were held at fair value, which was determined by discounting the scheduled cash flows using market rates offered for deposits with similar remaining maturities as of our consolidated balance sheet dates. The cumulative fair value write-down on the portfolio as of March 31, 2015 was $136 thousand.

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014, after the effects of elimination entries, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenues	$79	$1,411	$827	$4,020
Total expenses	488	701	2,076	1,818
Total other (expense) income	(352)	1,231	(2,217)	1,231

(Loss) income from discontinued operations, before income taxes	(761)	1,941	(3,466)	3,433
Income tax expense	—	162	1	202

Discontinued operations, net of taxes	$(761)	$1,779	$(3,467)	$3,231

Other (expense) income Other expense for the three months ended March 31, 2015 primarily related to fair value write-downs taken on Union Federal’s education loan and mortgage loan portfolios.

Other expense for the nine months ended March 31, 2015 included fair value write-downs of $2.6 million and $221 thousand on Union Federal’s education loan portfolio and mortgage loan portfolio, respectively, as well as $277 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio. This was partially offset by other income of $845 thousand, which included $644 thousand for the reversal of a reserve for certain aged loan repurchase obligations, $145 thousand in net realized gains on securities sold and $56 thousand for a gain recognized on the sale of education loans. The net realized gains on securities sold recognized during the nine months ended March 31, 2015 included $161 thousand of net realized gains on securities that were reclassified out of accumulated other comprehensive loss. There was no tax benefit reclassified out of accumulated other comprehensive loss as there was a full valuation allowance against the deferred tax asset.

Other income for the three and nine months ended March 31, 2014 included a $1.4 million gain recognized on the sale of education loans partially offset by $161 thousand in net realized losses on securities sold, which was reclassified out of accumulated other comprehensive income (loss). There was no tax benefit reclassified out of accumulated other comprehensive income (loss) as there was a full valuation allowance against the deferred tax asset.

Exit costs The table below presents a reconciliation of the beginning and ending liability balances for both severance and retention costs associated with the planned dissolution. As of March 31, 2015, the cumulative amounts incurred for severance and retention costs were $250 thousand and $266 thousand, respectively. Additional retention costs of $43 thousand are expected to be incurred during the remainder of fiscal 2015.

	Severance	Retention
	(dollars in thousands)
Balance, June 30, 2014	$246	$24
Additional expense incurred during the period	4	242
Payments made during the period	(10)	(10)

Balance, March 31, 2015	$240	$256

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2015	June 30, 2014
	(dollars in thousands)
Cash equivalents (money market funds)	$35,820	$29,856
Interest-bearing deposits with banks	2,253	2,793
Non-interest-bearing deposits with banks	2,585	1,306

Total cash and cash equivalents	$40,658	$33,955

(4) Short-term Investments

Short-term investments of $10.0 million at March 31, 2015 and $40.1 million at June 30, 2014 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 1.6 months to 5.0 months at March 31, 2015.

(5) Education Loans Held-to-Maturity

FMD holds a small portfolio of education loans totaling $778 thousand at March 31, 2015 and $838 thousand at June 30, 2014, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at March 31, 2015 and June 30, 2014.

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

The following table presents detailed activity related to our participation accounts for the three and nine months ended March 31, 2015:

	Three months ended March 31,	Nine months ended March 31,
	2015	2015
	(dollars in thousands)
Balance, beginning of period	$16,498	$15,834
Net fundings	703	1,894
Defaults	(228)	(693)
Recoveries	7	80
Interest earned/other	86	190
Fair value adjustment	(241)	(480)

Balance, end of period	$16,825	$16,825

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the three and nine months ended March 31, 2015 was $742 thousand and $2.0 million, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value or the amount on deposit in the participation account. As of March 31, 2015, the aggregate amount of our funded first-loss credit enhancement was $17.0 million.

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

The following is a description of the valuation methodologies used for financial instruments, from continuing operations, recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both March 31, 2015 and June 30, 2014, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

The following table presents financial instruments, from continuing operations, carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	March 31, 2015				June 30, 2014
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$16,825	$16,825	$—	$—	$15,834	$15,834
Service revenue receivables	—	—	13,037	13,037	—	—	13,979	13,979

Total assets	$—	$—	$29,862	$29,862	$—	$—	$29,813	$29,813

The following table presents activity related to our financial assets, from continuing operations, categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2015 and 2014. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates.

	Three months ended March 31,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$16,498	$13,491	$20,552	$13,620
Realized and unrealized (losses) gains	(462)	495	(135)	1,366
Net contributions (distributions)	789	(949)	1,055	(780)

Fair value, end of period	$16,825	$13,037	$21,472	$14,206

	Nine months ended March 31,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$15,834	$13,979	$13,147	$14,817
Realized and unrealized (losses) gains	(1,093)	1,813	(323)	2,248
Net contributions (distributions)	2,084	(2,755)	8,648	(2,859)

Fair value, end of period	$16,825	$13,037	$21,472	$14,206

The following table presents additional quantitative information about the assets recorded at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at March 31, 2015:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$16,825	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-11.5%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$13,037	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at March 31, 2015 and June 30, 2014 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below do not necessarily incorporate the exit price concept used to record financial instruments at fair value. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments, from continuing operations, not recorded at fair value on our consolidated balance sheets at March 31, 2015 and June 30, 2014. The carrying amount for these instruments approximates fair value principally due to their short maturities.

March 31, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$40,658	$40,658	$40,658	$—	$—
Short-term investments	10,004	10,004	10,004	—	—
Restricted cash	75,770	75,770	75,770	—	—
Financial Liabilities:
Restricted funds due to clients	$75,626	$75,626	$75,626	$—	$—

June 30, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$33,955	$33,955	$33,955	$—	$—
Short-term investments	40,057	40,057	40,057	—	—
Restricted cash	94,436	94,436	94,436	—	—
Financial Liabilities:
Restricted funds due to clients	$94,272	$94,272	$94,272	$—	$—

(8) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, during fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the nine months ended March 31, 2015.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both March 31, 2015 and June 30, 2014 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the nine months ended March 31, 2015.

(c) Intangible Assets

Intangible assets at March 31, 2015 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(6,028)	$17,572
Technology	6	3,650	(2,585)	1,065
Tradename	15	1,950	(552)	1,398

Total intangible assets at March 31, 2015		$29,200	$(9,165)	$20,035

Amortization expense recorded for the nine months ended March 31, 2015 was $1.7 million.

Estimated annual amortization expense for the remainder of fiscal 2015 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2015	$392	$152	$33	$577
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
Thereafter	10,888	—	845	11,733

Total	$17,572	$1,065	$1,398	$20,035

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

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds is subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On April 2, 2015, the IRS submitted its final examination report to the Joint Committee on Taxation.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, the IRS’s decision to not challenge the federal tax refunds we previously received and the review of this decision by the Joint Committee on Taxation, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements as of March 31, 2015. Further, as a result of the IRS’s decision to not challenge the federal tax refunds we previously received, we believe the likelihood of loss related to this contingency is remote.

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

On January 28, 2015, the Massachusetts Supreme Judicial Court (SJC) issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Massachusetts Commissioner of Revenue (Commissioner) in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. We expect to file a petition for a writ of certiorari with the Supreme Court of the United States. The petition is due on June 1, 2015.

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

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we expect to file with the Supreme Court of the United States related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2015, we had accrued a total income tax liability of $26.4 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of March 31, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.4 million.

(b) NC Residuals Owners Trust Litigation

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of March 31, 2015, the value of the GATE Trusts on our consolidated balance sheet was $11.5 million and, through March 31, 2015, the GATE Trusts had generated cash distributions of $7.4 million, of which $3.7 million is currently being withheld by the administrator of the GATE Trusts pending resolution of this dispute. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On December 22, 2014, FMD and NC Residuals reached an agreement in principle to settle this matter. As part of the settlement, NC Residuals will release any and all claims of ownership of the GATE Trusts, including, without limitation, any and all claims to the cash distributions, and will cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including, without limitation, executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. FMD and NC Residuals are currently documenting the settlement to reflect the agreed-upon terms. As of March 31, 2015, we had an accrued liability of $5.0 million related to the settlement of this matter, which amount was included in accrued expenses on our consolidated balance sheet.

(c) Indemnifications—Citizens Loan Sales

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

(d) Other

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those discussed above under “—Income Tax Matters,” that could have a material adverse impact on our operations or financial condition.

(10) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(7,835)	$(6,892)	$(31,275)	$(27,546)
(Loss) income from discontinued operations, net of taxes, available and allocated to common shares outstanding	(761)	1,779	(3,467)	3,231

Net loss available and allocated to common shares outstanding	$(8,596)	$(5,113)	$(34,742)	$(24,315)

Net loss per basic and diluted common share:
From continuing operations	$(0.68)	$(0.61)	$(2.72)	$(2.45)
From discontinued operations	(0.07)	0.16	(0.31)	0.29

Total basic and diluted net loss per common share	$(0.75)	$(0.45)	$(3.03)	$(2.16)

Basic and diluted weighted-average common shares outstanding	11,530	11,288	11,480	11,262

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Restricted stock units	753	427	632	397
Stock options	601	603	601	603

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings, including loan origination, tuition and refund management, loan processing and disbursement and portfolio management services.

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 320 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 685 educational institutions.

Through FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal, we offer traditional retail banking products, including time deposits and branch money market demand accounts, on a stand-alone basis. In addition, Union Federal previously generated additional revenues by originating Monogram-based education loan portfolios as well as residential and commercial mortgages. In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency, or OCC, and FMD, as the sole stockholder of Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. As a result of the planned dissolution and our evaluation under Accounting Standards Codification, or ASC, 205-20, Presentation of Financial Statements – Discontinued Operations, we presented Union Federal as a discontinued operation in our unaudited consolidated financial statements. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Recent Developments

•

On November 10, 2014, our subsidiary First Marblehead Education Resources, Inc., or FMER, entered into a loan origination services agreement, or the Services Agreement, with Nelnet Servicing, LLC d/b/a Firstmark Services, or Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. We will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. Under the Services Agreement, Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. FMER and Firstmark Services continued to make progress on the transition plan for these services during the third quarter of fiscal 2015. While we originally anticipated that FMER would transition these origination services to Firstmark Services in time for the launch of the upcoming peak season in June 2015, we now expect that the transition of these services to Firstmark Services will be completed by October 2015. As a result, FMER will continue to perform those origination services that are the subject of the Services Agreement for the upcoming peak season.

•	On December 18, 2014, the Internal Revenue Service, or IRS, informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds is subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On April 2, 2015, the IRS submitted its final examination report to the Joint Committee on Taxation. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report as well as “—Results of Operations—Three and Nine Months Ended March 31, 2015 and 2014—Overall Results—Internal Revenue Service Audit,” below and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

•	We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., or GATE, a former subsidiary of FMD. On November 9, 2011, the Massachusetts Appellate Tax Board, or ATB, issued an order, or the ATB Order, regarding these proceedings. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the Massachusetts Supreme Judicial Court, or the SJC, issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. We expect to file a petition for a writ of certiorari with the Supreme Court of the United States on this matter. The petition is due on June 1, 2015. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2015.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans. In November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs, while we will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. FMER and Firstmark Services continued to make progress on the transition plan for these services during the third quarter of fiscal 2015. While we originally anticipated that FMER would transition these origination services to Firstmark Services in time for the launch of the upcoming peak season in June 2015, we now expect that the transition of these services to Firstmark Services will be completed by October 2015. As a result, FMER will continue to perform those origination services that are the subject of the Services Agreement for the upcoming peak season. Following the transition of these origination services, a majority of loan origination activity provided in connection with our Monogram-based loan programs will take place through Firstmark Services.

Our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace and, as of May 11, 2015, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs, excluding Union Federal, for the three and nine months ended March 31, 2015 and 2014, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended March 31,
	2015			2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$9,160	$95,136	$104,296	$8,084	$60,856	$68,940
Disbursed Loans	47,980	264,161	312,141	37,476	228,924	266,400

	Nine months ended March 31,
	2015			2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$107,088	$560,101	$667,189	$80,563	$497,400	$577,963
Disbursed Loans	109,587	581,139	690,726	85,136	510,342	595,478

The increase in partnered lending loan volume for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014 was primarily the result of the Union Federal® Private Student Loan Program funded by SunTrust Bank, which was launched on June 13, 2014. In addition, for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, marketing programs employed during peak season contributed to the increased loan volume.

The increase in Cology LLC loan volume for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014 was primarily the result of organic growth at existing clients, including new loan programs.

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

We believe that conditions in the capital markets generally improved in fiscal 2014 and during the nine months ended March 31, 2015 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including the result of the review by the Joint Committee on Taxation of the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million, any change in the IRS’s decision following such review and the resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report, “—Results of Operations—Three and Nine Months Ended March 31, 2015 and 2014—Overall Results—Internal Revenue Service Audit,” below and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients and otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. As of May 11, 2015, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

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

Any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	A change in the expected transition date of certain of our loan origination services to Firstmark Services or a change in the anticipated cost savings related to such transition;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following the review of the Joint Committee on Taxation;

•	Regulatory requirements applicable to TMS, Cology LLC and FMD;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as FMER and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2015, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Nine Months Ended March 31, 2015 and 2014

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2015	2014	2015 - 2014	2015	2014	2015 - 2014
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$8,411	$7,883	$528	$24,567	$23,469	$1,098
Administrative and other fees	4,275	4,034	241	12,060	10,901	1,159
Fair value changes to service revenue receivables	495	1,366	(871)	1,813	2,248	(435)

Total revenues	13,181	13,283	(102)	38,440	36,618	1,822
Total expenses	20,693	19,912	(781)	69,248	63,799	(5,449)
Other income	37	71	(34)	411	502	(91)

Loss from continuing operations, before income taxes	(7,475)	(6,558)	(917)	(30,397)	(26,679)	(3,718)
Income tax expense from continuing operations	360	334	(26)	878	867	(11)

Net loss from continuing operations	(7,835)	(6,892)	(943)	(31,275)	(27,546)	(3,729)
Discontinued operations, net of taxes	(761)	1,779	(2,540)	(3,467)	3,231	(6,698)

Net loss	$(8,596)	$(5,113)	$(3,483)	$(34,742)	$(24,315)	$(10,427)

The net loss from continuing operations for the three months ended March 31, 2015 was $7.8 million, or $(0.68) per common share, compared to a net loss from continuing operations of $6.9 million, or $(0.61) per common share, for the three months ended March 31, 2014. The increase in the net loss from continuing operations was primarily due to a $781 thousand increase in total expenses coupled with decreased revenues of $102 thousand.

The net loss from continuing operations for the nine months ended March 31, 2015 was $31.3 million, or $(2.72) per common share, compared to a net loss from continuing operations of $27.5 million, or $(2.45) per common share, for the nine months ended March 31, 2014. The increase in the net loss from continuing operations was primarily attributable to a $5.4 million increase in total expenses, principally due to the accrual of a $5.0 million legal settlement, partially offset by increased revenues of $1.8 million.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended March 31, 2015 were $13.2 million, a decrease of $102 thousand from the three months ended March 31, 2014. The decrease in revenues was due to a lesser increase to the fair value of our service revenue receivables of $871 thousand offset by increases of $528 thousand in tuition management fees and $241 thousand in administrative and other fees. The increase in administrative and other fees included increases of $279 thousand in Monogram-based fee revenues and $160 thousand in fee income from Cology LLC partially offset by a decline of $210 thousand in revenues from portfolio management services.

Revenues for the nine months ended March 31, 2015 were $38.4 million, up $1.8 million from the nine months ended March 31, 2014. The increase in revenues for the nine months ended March 31, 2015 included increases of $1.1 million in tuition management fees, $909 thousand in Monogram-based fee revenues and $478 thousand in fee income from Cology LLC. These increases were partially offset by a decrease of $435 thousand in fair value changes to service revenue receivables and $273 thousand in lower revenues from special servicing of certain securitization trusts that we previously facilitated.

The increase in Monogram-based fee revenues for the three and nine months ended March 31, 2015 was primarily the result of increased loan portfolio balances at our lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in tuition management fees for the three and nine months ended March 31, 2015 was primarily due to an increase in credit card payment processing and refund management services partially offset by lower enrollment fee and late fee revenues. The increase in fee income from Cology LLC for the three and nine months ended March 31, 2015 was primarily driven by increased loan disbursements.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At March 31, 2015, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Expenses

The following table reflects the composition of expenses:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2015	2014	2015 - 2014	2015	2014	2015 - 2014
	(dollars in thousands)
Compensation and benefits	$9,580	$9,219	$(361)	$27,877	$27,625	$(252)
General and administrative:
Third-party services	2,998	3,172	174	10,257	11,129	872
Depreciation and amortization	1,319	1,359	40	3,903	3,994	91
Marketing	195	90	(105)	1,651	1,319	(332)
Occupancy and equipment	2,388	2,642	254	7,720	8,110	390
Merchant fees	2,338	1,976	(362)	7,243	6,411	(832)
Other	1,875	1,454	(421)	10,597	5,211	(5,386)

Total general and administrative	11,113	10,693	(420)	41,371	36,174	(5,197)

Total expenses	$20,693	$19,912	$(781)	$69,248	$63,799	$(5,449)

Total number of employees from continuing operations at period end	281	271

Compensation and benefits Compensation and benefits expenses for the three and nine months ended March 31, 2015 were $9.6 million and $27.9 million, respectively. The increase of $361 thousand for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily driven by increased salaries and benefits expense due to increased headcount coupled with increased severance and retention expense.

The increase of $252 thousand for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 was primarily due to increased severance and retention expense partially offset by lower bonus expense and lower non-cash stock compensation.

General and administrative General and administrative expenses for the three and nine months ended March 31, 2015 were $11.1 million and $41.4 million, respectively. The increase of $420 thousand for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to increased other expenses of $421 thousand, primarily for external vendor costs related to refund management services at TMS, and increased merchant fee expenses of $362 thousand related to payment processing services performed by TMS. The increase of $5.2 million for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 was principally due to the accrual of a $5.0 million legal settlement.

Other Income

Other income for nine months ended March 31, 2015 as well as the nine months ended March 31, 2014 consisted primarily of proceeds from The Education Resources Institute, Inc., or TERI, settlement. TERI settlement proceeds of $281 thousand were recognized in each nine month period presented above and were the result of the resolution of certain matters related to TERI’s confirmed plan of reorganization. This income represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization. The remaining other income amounts consisted of interest income earned on cash and cash equivalents and short-term investments as well as cash recoveries received on previously defaulted education loans held by FMD.

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

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of March 31, 2015 and June 30, 2014, totaling $69.8 million and $58.1 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2015 and June 30, 2014. We will continue to review the recognition of deferred tax assets on a quarterly basis.

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

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds is subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On April 2, 2015, the IRS submitted its final examination report to the Joint Committee on Taxation.

We have considered the requirements of ASC 740, Income Taxes, or ASC 740, the IRS’s decision to not challenge the federal tax refunds we previously received and the review of this decision by the Joint Committee on Taxation, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements as of March 31, 2015.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended March 31, 2015 was a net loss of $761 thousand, or $(0.07) per common share, compared to net income of $1.8 million, or $0.16 per common share, for the three months ended March 31, 2014. The $2.5 million decline was primarily due to lower revenues of $1.3 million and a decline in other income of $1.6 million.

The discontinued operations of Union Federal, net of taxes, for the nine months ended March 31, 2015 was a net loss of $3.5 million, or $(0.31) per common share, compared to net income of $3.2 million, or $0.29 per common share, for the nine months ended March 31, 2014. The $6.7 million decline was primarily due to lower revenues of $3.2 million and a decline in other income of $3.4 million.

Revenues were lower for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014 primarily due to lower interest income resulting from lower education loan and investment portfolio volumes. Other income declined for the three and nine months ended March 31, 2015 as compared to the same periods of the prior year primarily due to a $1.4 million gain on the sale of education loans recognized in the same periods of the prior year coupled with fair value write-downs taken on Union Federal’s education loan portfolio and mortgage loan portfolio during the three and nine months ended March 31, 2015. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Financial Condition

The changes in our financial condition for the nine months ended March 31, 2015 are discussed below. The assets and liabilities of Union Federal have been segregated and reported as assets and liabilities of discontinued operations on our consolidated balance sheets.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $50.7 million and $74.0 million at March 31, 2015 and June 30, 2014, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $23.3 million was primarily a result of cash used to fund continuing operations coupled with net fundings for participation accounts.

Restricted Cash

At March 31, 2015, restricted cash on our consolidated balance sheets was $75.8 million, of which $74.2 million was held by TMS. Restricted cash at June 30, 2014 was $94.4 million, of which $93.9 million was held by TMS.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $349.1 million during August 2014 to a low of $33.6 million during May 2014. Restricted cash held by Cology LLC represents loan origination proceeds that it collects and disburses on behalf of its clients. Restricted cash held by FMER relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $991 thousand from $15.8 million at June 30, 2014 to $16.8 million at March 31, 2015, primarily due to net fundings partially offset by net defaults.

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

As it relates to TMS, the customer list intangible asset is related to educational institutions with which TMS had existing tuition programs in place as of December 31, 2010. The trade name intangible asset is related to the name and reputation of TMS in the tuition payment industry. Intangible assets attributable to technology represents the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represents the value ascribed to the acquisition of TMS that cannot be separately ascribed to a tangible or intangible asset.

As it relates to Cology LLC, the customer list intangible asset is related to clients, including credit union and other lender clients, with which the Cology Sellers had existing loan origination and servicing programs in place as of October 19, 2012, the closing date of the acquisition. Goodwill represents the value ascribed to the acquisition of a substantial portion of the operating assets of the Cology Sellers that cannot be separately ascribed to a tangible or intangible asset.

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

At March 31, 2015, our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At March 31, 2015, our net intangible assets balance was $20.0 million, of which $15.3 million related to TMS and $4.7 million related to Cology LLC. During the nine months ended March 31, 2015, we recorded amortization expense of $1.5 million related to TMS and $283 thousand related to Cology LLC.

Discontinued Operations

Cash and Cash Equivalents

Union Federal held a total of $114.1 million in cash and cash equivalents as of March 31, 2015, an increase of $27.7 million from $86.4 million as of June 30, 2014. This increase was primarily due to sales proceeds received on the sale of education loans and investments available-for-sale partially offset by the outflow of customer deposits.

Investments Available-for-Sale

During the nine months ended March 31, 2015, Union Federal liquidated its entire investments available-for-sale portfolio, resulting in a decline of $62.3 million from June 30, 2014.

Loans Held-for-Sale

All loans held by Union Federal were classified as held-for-sale and recorded at the lower of cost or fair value at our consolidated balance sheet dates. Education loans were $1.8 million and $21.9 million at March 31, 2015 and June 30, 2014, respectively. Mortgage loans were $15.3 million and $16.4 million at March 31, 2015 and June 30, 2014, respectively. The decrease in education loans of $20.1 million was primarily due to the sale of two portfolios of education loans during the second quarter of fiscal 2015. The decrease in mortgage loans of $1.1 million was due to borrower payments received and a fair value write-down recorded during the third quarter of fiscal 2015 partially offset by new originations.

Deposits

Deposit liabilities held by Union Federal, comprised of demand deposits and time deposits, were $108.3 million and $161.1 million at March 31, 2015 and June 30, 2014, respectively. The decline of $52.8 million was attributable to online and local competitors offering higher rates, particularly as Union Federal has lowered its deposit rates as part of the dissolution process.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

At March 31, 2015, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” However, in October 2014, we sublet 14,000 square feet of office space at our Medford, Massachusetts location through the remainder of our lease term, which ends on March 31, 2017. In addition, in January 2015, we extended the lease for our Warwick, Rhode Island location. The lease term was extended by 23 months to March 31, 2017. The contractual cash obligation of the extension is $677 thousand, of which $59 thousand is due prior to June 30, 2015, $353 thousand is due in fiscal 2016 and $265 thousand is due in fiscal 2017.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $146.5 million at June 30, 2014 to $114.4 million at March 31, 2015 primarily as a result of our net loss of $34.7 million partially offset by an increase of $3.5 million in additional paid-in capital related to stock compensation.

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

Net cash used in operating activities from continuing operations for the nine months ended March 31, 2015 was $21.1 million, compared with net cash used in operating activities from continuing operations of $33.2 million for the nine months ended March 31, 2014. The $12.1 million improvement in net cash used in operating activities from continuing operations was principally the result of decreased fundings for participation accounts of $7.3 million, driven by the timing of funding for new program year loan volume, coupled with decreased funding for accounts payable.

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

Net cash provided by investing activities from continuing operations for the nine months ended March 31, 2015 was $28.3 million, compared with net cash provided by investing activities from continuing operations of $9.9 million for the nine months ended March 31, 2014. The improvement of $18.4 million in net cash provided by investing activities from continuing operations was primarily due to decreased purchases of short-term investments of $28.0 million partially offset by a decrease in proceeds from maturities of short-term investments of $9.9 million.

Net cash used in financing activities from continuing operations was $524 thousand for the nine months ended March 31, 2015 compared to net cash used in financing activities from continuing operations of $707 thousand for the nine months ended March 31, 2014. The improvement in net cash used in financing activities from continuing operations was primarily due a decline in repurchases of common stock.

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

On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following the review of the Joint Committee on Taxation;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized or sold.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and nine months ended March 31, 2015 and 2014 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(7,475)	$(6,558)	$(30,397)	$(26,679)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(495)	(1,366)	(1,813)	(2,248)
Distributions from service revenue receivables	949	780	2,755	2,859
Depreciation and amortization	1,319	1,357	3,903	3,994
Stock-based compensation	809	795	3,465	3,688
Change in TMS deferred revenue	(1,274)	(1,765)	(1,720)	(2,296)
Additions to property and equipment	(818)	(532)	(1,759)	(1,902)
Other, net of cash flows from Union Federal	(276)	1,584	(170)	2,234

Non-GAAP net operating cash usage	$(7,261)	$(5,705)	$(25,736)	$(20,350)

“Net operating cash usage” for the three months ended March 31, 2015 increased $1.6 million, or 27%, compared to the three months ended March 31, 2014. “Net operating cash usage” for the nine months ended March 31, 2015 increased $5.4 million, or 26%, compared to the nine months ended March 31, 2014. The increase in “net operating cash usage” for the three and nine months ended March 31, 2015 was largely driven by the results of Union Federal, as discussed below. In addition, the increase in “net operating cash usage” for the nine months ended March 31, 2015 was also driven by increased expenses from continuing operations, which included the accrual of a $5.0 million legal settlement, partially offset by an improvement in revenues. We expect the legal settlement to be paid out by the end of fiscal 2015.

“Net operating cash usage” included $443 thousand in cash used by Union Federal for the three months ended March 31, 2015 and $2.0 million in cash generated from Union Federal for the three months ended March 31, 2014. “Net operating cash usage” included $647 thousand in cash used by Union Federal for the nine months ended March 31, 2015 and $3.5 million in cash generated from Union Federal for the nine months ended March 31, 2014. The decline in cash generated from Union Federal for the three and nine months ended March 31, 2015 was primarily driven by decreased education loan and investment interest income as the portfolio volumes have declined as part of the dissolution process as well as a decline in other income due to a $1.4 million gain recognized on the sale of education loans during the three and nine months ended March 31, 2014.

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

Union Federal’s equity capital was $22.5 million at March 31, 2015, down from $26.0 million at June 30, 2014. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and tier 1 capital to average assets and risk-weighted assets (each as defined in the regulations). The March 31, 2015 capital ratios reflect the new regulatory capital rules under Basel III, which was effective for Union Federal as of January 1, 2015. As of March 31, 2015 and June 30, 2014, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2015
Capital ratios:
Common equity tier 1 capital	4.5%	6.5%	217.1%
Tier 1 capital	6.0	8.0	217.1
Total capital	8.0	10.0	217.1
Tier 1 leverage	N/A	5.0	16.3

	Regulatory Guidelines
	Minimum	Well Capitalized	June 30, 2014
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	59.6%
Total risk-based capital	8.0	10.0	59.5
Tier 1 (core) capital	4.0	5.0	13.5

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

In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan requires the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. In June 2014, Union Federal stopped originating education loans under its Monogram-based loan program and, in September 2014, Union Federal ceased accepting mortgage loan applications. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval, which included a request for the approval of liquidating distributions in the form of cash dividends by Union Federal to FMD. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. Following the dissolution of Union Federal, FMD will cease to be a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

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

The risk-based interest-bearing assets of Union Federal are largely made up of education loans held-for-sale and mortgage loans held-for-sale. The mix of fixed rate versus variable rate instruments for these assets as of March 31, 2015 are presented in the table below:

March 31, 2015	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Education loans held-for-sale	$1,751	$1,751	100.0%	$—	—%
Mortgage loans held-for-sale	15,311	3,055	20.0	12,256	80.0

	$17,062	$4,806	28.2%	$12,256	71.8%

The interest-bearing liabilities of Union Federal consisted of customer deposits, totaling $108.3 million at March 31, 2015. Of these deposits, approximately 88% were comprised of demand deposits, savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 12% of customer deposits represented fixed rate time deposits, of which approximately 55% had maturities in excess of 12 months from March 31, 2015. Deposit pricing is subject to regular examination by a committee of senior management from Union Federal and FMD’s Finance and Governance, Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The investment decisions with respect to the interest rate characteristics of Union Federal’s interest-bearing assets are driven by the nature, volume and duration of its interest-bearing liabilities. Generally, the interest-bearing liabilities are either variable rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As shown in the table above, at March 31, 2015, the education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 20% of the mortgage loan portfolio were also variable rate instruments. The remaining balance of the mortgage loan portfolio were fixed rate instruments.

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

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds is subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On April 2, 2015, the IRS submitted its final examination report to the Joint Committee on Taxation.

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

On January 28, 2015, the SJC issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Massachusetts Commissioner of Revenue, or Commissioner, in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. We expect to file a petition for a writ of certiorari with the Supreme Court of the United States. The petition is due on June 1, 2015.

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

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we expect to file with the Supreme Court of the United States related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2015, we had accrued a total income tax liability of $26.4 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of March 31, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.4 million.

There were no material developments during the third quarter of fiscal 2015 in the matter entitled “NC Residuals Owners Trust Litigation” included in Item 1 of Part II of our quarterly report on Form 10-Q for the quarterly period ended December 31, 2014. See Note 9, “Commitments and Contingencies—NC Residuals Owners Trust Litigation” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

In addition, we added the risk factor entitled, “Our business could be adversely affected if Firstmark Services fails to provide adequate, proper or timely services or if our relationship with Firstmark Services terminates,” and we deleted the risk factor entitled, “We have been involved in litigation related to the ownership of the GATE Trusts. If we are unable to finalize terms of a proposed settlement, adverse developments or an adverse resolution of this matter could have a material adverse effect on our consolidated financial positions and results of operations.”

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of May 11, 2015, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

In November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, while we will maintain the product design, credit decisioning, pricing and portfolio management functions for our lender clients’ Monogram-based loan programs. The transition of these services to Firstmark Services is subject to the prior approval of FMER and our lender clients. In connection with the transition of these services, we expect to reduce our loan origination overhead costs and leverage operating efficiencies. While we originally anticipated that FMER would transition these origination services to Firstmark Services in time for the launch of the upcoming peak season in June 2015, we now expect that the transition of these services to Firstmark Services will be completed by October 2015. As a result, FMER will continue to perform those origination services that are the subject of the Services Agreement for the upcoming peak season and we will incur additional costs. We cannot assure you that our lender clients will approve the transition of these services to Firstmark Services or that we will achieve the expected reduced costs or operating efficiencies. Furthermore, client loss and business disruption may be greater than expected following the transition of these services.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

We have engaged in cost reduction initiatives in the past and we may engage in cost reduction initiatives in the future. These types of cost reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. For example, in November 2014, FMER entered into the Services Agreement pursuant to which Firstmark Services has agreed to perform certain loan origination services for our lender clients’ Monogram-based loan programs. We expect to reduce our loan origination overhead costs as a result of the transition of these services; however, we cannot assure you that we will achieve the cost reductions we anticipate, if at all. In addition, while we originally anticipated that FMER would transition these origination services to Firstmark Services in time for the launch of the upcoming peak season in June 2015, we now expect that the transition of these services to Firstmark Services will be completed by October 2015. As a result, FMER will continue to perform those origination services that are the subject of the Services Agreement for the upcoming peak season and we will incur additional costs. Furthermore, if the transition of these services is not successful, it could result in client loss and business disruption.

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

Although we believe that our capital resources as of March 31, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of March 31, 2015, the fair value of our funded credit enhancements was $16.8 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

On November 10, 2014, FMER entered into the Services Agreement with Firstmark Services. Pursuant to the Services Agreement, Firstmark Services has agreed to perform certain loan origination services for our lender clients’ Monogram-based loan programs. Firstmark Services has agreed to begin performing these services after, among other things, FMER and the applicable lender client for each Monogram-based loan program have each provided written approval of Firstmark Services’ loan processing platform and performance of related functions. While we originally anticipated that FMER would transition these origination services to Firstmark Services in time for the launch of the upcoming peak season in June 2015, we now expect that the transition of these services to Firstmark Services will be completed by October 2015. As a result, FMER will continue to perform those origination services that are the subject of the Services Agreement for the upcoming peak season and we will incur additional costs. Furthermore, we cannot assure you that the transition will be completed on the schedule that we anticipate or that our lender clients will approve the transition of these services to Firstmark Services.

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

As of March 31, 2015, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ and Cology LLC’s offerings. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability and potentially large fines and penalties resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Medford, Massachusetts, Providence, Rhode Island and Sacramento, California metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

Our future success depends, in part, on our ability, or the ability of our third-party service providers, to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we and our third-party service providers are able to process is based, in large part, on the systems and processes we and they have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process applications and payments via the Internet, accept electronic signatures and provide initial credit decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we or our third-party service providers fail to execute our lender clients’ origination requirements or properly deliver our lender clients’ credit agreements or required disclosures, if TMS fails to properly administer its tuition payment plans or other services or if Cology LLC fails to properly provide its education loan processing and disbursement services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. Our current estimate of charges related to the voluntary dissolution plan is $6.0 million in the aggregate, which may increase over time. Furthermore, depending on the timing and extent of the dissolution process, FMD may purchase certain assets from Union Federal or advance funds to facilitate deposit redemptions on a temporary basis before the assets are ultimately liquidated. The costs associated with the dissolution of Union Federal could be significant and material. In addition, Union Federal may require assistance in the dissolution process and may require significant attention and resources of FMD’s management.

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

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. The sale generated a cash refund of federal and state income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has been conducting an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the federal tax refunds previously received in the amounts of $176.6 million and $45.1 million. On September 10, 2013, we received two NOPAs from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds is subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On April 2, 2015, the IRS submitted its final examination report to the Joint Committee on Taxation. If, following the review of the Joint Committee on Taxation, the IRS were to change its decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million, our liquidity could be adversely affected.

Any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the SJC issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC affirmed the decision of the ATB. At this time, we are not required to make any additional payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Commissioner in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. We expect to file a petition for a writ of certiorari with the Supreme Court of the United States. The petition is due on June 1, 2015.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we expect to file with the Supreme Court of the United States related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2015, we had accrued a total income tax liability of $26.4 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

At March 31, 2015, we had $20.1 million of goodwill and $20.0 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

In connection with Union Federal’s sales of two education loan portfolios to RBS Citizens, N.A., or Citizens, in fiscal 2014, Union Federal agreed to repurchase education loans under certain circumstances. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below. Furthermore, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations, under the loan purchase and sale agreements and agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the closing dates for the loan sales, as applicable. See Note 9, “Commitments and Contingencies—Indemnifications—Citizens Loan Sales,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreements, including its loan repurchase obligations, FMD would be required to perform such obligations. We may also incur substantial costs in the event of an indemnification claim under the loan purchase and sale agreements. Any of these events could have a material adverse effect on our liquidity or financial condition.

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

We are subject to a broad range of federal and state consumer protection laws applicable to our student lending and other retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, licensing, interest rates and loan fees, disclosures of loan terms, marketing, brokering, servicing, collections and foreclosure.

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

The CFPB has also raised concerns that education loan servicers have taken insufficient measures to enter into work-outs with borrowers who are having difficulties repaying their education loans, and there is legislation pending to affect the obligations of both borrowers and co-signers on loans obtained by a borrower who dies or becomes disabled. Similar to the dischargeability issue, although our operations would not be directly affected because we are not engaged in the servicing of education loans, these proposals may make private education loans less attractive to investors.

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

As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company, and our business is limited to activities that are financial or real-estate related. FMD is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve and the OCC each have certain types of enforcement authority over us, including the ability in certain circumstances to impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan. In addition, we could incur significant penalties if we fail to comply. On December 22, 2014, Union Federal submitted a dissolution application to the OCC for approval. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. Following the dissolution of Union Federal, if the OCC approves the application, FMD will no longer be a savings and loan holding company and will no longer be subject to regulation, supervision and examination by the Federal Reserve.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, including our TMS offerings and our Cology LLC offerings, together with our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	Any change in the IRS’s decision to not challenge the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million following review by the Joint Committee on Taxation;

•	The resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.0% of the outstanding shares of FMD common stock as of March 31, 2015, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended March 31, 2015 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—31, 2015	1,947	$5.95	—	N/A
February 1—28, 2015	—	—	—	N/A
March 1—31, 2015	—	—	—	N/A

Total Purchases of Equity Securities(1)	1,947	$5.95	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021. During the fiscal quarter ended March 31, 2015, we repurchased shares of FMD common stock only under our 2003 Plan.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 11, 2015	By:	/s/ Alan Breitman
Alan Breitman
Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document