Form 10-K
period 2015-06-30
FIRST MARBLEHEAD CORP
filed 2015-09-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31825

THE FIRST MARBLEHEAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3295311 (I.R.S. Employer Identification No.)

One Cabot Road, Suite 200 Medford, Massachusetts (Address of principal executive offices)	02155 (Zip Code)

Registrant’s telephone number, including area code: (800) 895-4283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held on December 31, 2014 by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $50,205,901 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2014. For the purposes of the immediately preceding sentence, the term “affiliate” refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2014 and ownership excludes shares issuable upon vesting of restricted stock units and exercise of outstanding stock options.

Number of shares of the registrant’s common stock outstanding as of September 4, 2015: 11,668,362.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2015. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers of the Registrant” and “Code of Ethics” in Part I of this annual report, respectively) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2015

FIRSTMARBLEHEAD, MONOGRAM and UNION FEDERAL are registered service marks and GATE is a service mark of The First Marblehead Corporation. BORROWSMART is a registered service mark of Tuition Management Systems LLC. COLOGY and VOLTA are service marks of Cology LLC. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in

Item 7 of this annual report, and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 9, 2015.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” and “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2015 as “fiscal 2015.”

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

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 335 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 700 educational institutions.

Education loans are funded by private sector lenders and are not guaranteed by the federal government. They are intended to be used by borrowers who have first utilized other sources of education funding, including family savings, scholarships, grants and federal and state loans. For the 2013-2014 academic year, we believe that there was a “funding gap” in post-secondary education in the United States of approximately $150 billion between the costs of attendance and these sources of education funding, based on information from the National Center for Education Statistics and The College Board. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. We also believe that education loan products will continue to be necessary for students and their families after applying family savings and exhausting all available scholarships, grants and federal and state loans.

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

Our clients in the past have typically been lenders that desired to supplement their existing federal education loan or other consumer lending programs with a private education loan offering. In response to legislative changes that eliminated the Federal Family Education Loan Program, or FFELP, as of July 2010, many lenders have re-evaluated their business strategies related to education lending. We believe that these legislative changes as well as general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, including education loans, have contributed to an overall reluctance by many lenders to focus on their education lending business segments. As a result, we believe that there is significant unmet demand for education loans and generally less competition than previously in addressing that demand. As market conditions for other consumer finance segments continue to improve, we believe that more lenders will focus on education lending and consider education loans as part of an array of consumer lending products offered to their customers. One of our primary goals is to educate national and regional lenders on the opportunity to provide education loans in a manner that meets their desired risk control and return objectives. A related challenge, although growth in our partnered lending activities is not contingent upon it, is to successfully finance education loans generated through our Monogram platform through capital market transactions or other sources of capital.

Our near-term financial performance and future growth depend, in large part, on growing our client base by successfully marketing our Monogram platform, TMS services and Cology LLC services.

Business Model

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings. In fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. In fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to educational institutions and students through TMS. In fiscal 2013, we began providing education loan processing and disbursement services to credit union and other lender clients through Cology LLC. As of September 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients.

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

In performing our loan origination services, we are required to comply with applicable laws and regulations relating to loan documentation, disclosure and processing, including consumer protection disclosures. The lenders with which we work generally assume responsibility for compliance with federal and state laws regarding the forms of loan documentation and disclosure, and we are generally responsible for populating such forms in accordance with the program guidelines. We are also responsible for maintaining processes and systems that properly execute the lenders’ origination requirements and administer their credit agreement templates and required disclosures. In addition, we may deliver each lender’s privacy policy and prepare and deliver disclosures required by the Truth-in-Lending Act, or TILA, as well as various state law disclosures, to borrowers.

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

We believe that conditions in the capital markets generally improved in both fiscal 2014 and fiscal 2015 as compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

TMS

TMS offers outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools. TMS provides such services on behalf of approximately 700 educational institutions. Through BorrowSmart®, TMS helps students and their families manage education costs by developing sustainable, low cost tuition payment strategies. In addition, TMS provides solutions to schools for the collection and processing of tuition payments and data. These diverse product and service offerings are marketed as the “TMS Campus Advantage.” These services include:

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

Cology LLC supports over 780 education loan programs and provides education loan solutions to approximately 335 credit union and other lender clients.

General Developments

We have summarized below certain developments affecting our business since the beginning of fiscal 2015:

•

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery, or Chancery Court, against NC Residuals Owners Trust, or NC Residuals, and The Wilmington Trust Company in its capacity as owner trustee, or the Owner Trustee, of certain of the securitization trusts that we previously facilitated, which we refer to as the GATE Trusts. On May 21, 2015, FMD and NC Residuals entered into a settlement agreement. As part of the settlement, FMD paid NC Residuals $5.0 million and NC Residuals released any and all claims of ownership of the GATE Trusts, including any and all claims to the cash distributions from the GATE Trusts, and agreed to cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. In addition, as part of the settlement, cash distributions of $4.2 million from the GATE Trusts that had previously been withheld, were paid to FMD. On July 10, 2015, the Chancery Court dismissed this matter with prejudice. See Item 3, “Legal Proceedings,” and Note 14, “Commitments and Contingencies—NC Residual Owners Trust Litigation,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

In May 2014, the Board of Directors of FMD’s subsidiary Union Federal Savings Bank, or Union Federal, and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan required the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency, or OCC, and FMD, as the sole stockholder of Union Federal. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. On June 12, 2015, Union Federal paid a liquidating distribution in the form of a $21.7 million net cash dividend to FMD and the OCC approved the dissolution of Union Federal and terminated Union Federal’s charter. On June 30, 2015, the Board of Governors of the Federal Reserve System, or the Federal Reserve, terminated FMD’s status as a savings and loan holding company. As a result of the dissolution of Union Federal and our evaluation under Accounting Standards Codification, or ASC, 205-20, Presentation of Financial Statements—Discontinued Operations, or ASC 205-20, we presented Union Federal as a discontinued operation in our consolidated financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

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

•

On November 10, 2014, our subsidiary First Marblehead Education Resources, Inc., or FMER, entered into a loan origination services agreement with Nelnet Servicing, LLC d/b/a Firstmark Services, or Firstmark Services, and on May 14, 2015, FMER entered into a first amendment to the loan origination services agreement with Firstmark Services. We refer to the loan origination services agreement, as amended, as the Services Agreement. Pursuant to the Services Agreement, Firstmark Services had agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. On September 8, 2015, FMER terminated the Services Agreement, effective as of that date, because FMER had determined, after consultation with Firstmark Services, that Firstmark Services had not met certain criteria as of the date specified in the Services Agreement. As a result, FMER will continue to perform those origination services that were the subject of the Services Agreement.

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

•

On December 18, 2014, the Internal Revenue Service, or IRS, informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds was subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On June 23, 2015, the IRS informed us that the Joint Committee on Taxation had completed its consideration of the IRS’s final examination report and had taken no exception to the conclusions reached by the IRS. As a result, the IRS’s audit of our tax returns for fiscal 2007 through fiscal 2010 is now complete. See Item 3, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2015, June 30, 2014 and June 30, 2013—Overall Results—Internal Revenue Service Audit” included in Item 7 of this annual report and Note 14, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., or GATE, a former subsidiary of FMD, for GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as GATE’s taxable years ended June 30, 2008 and 2009. On November 9, 2011, the Massachusetts Appellate Tax Board, or ATB, issued an order, or the ATB Order, regarding GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the Massachusetts Supreme Judicial Court, or the SJC, issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and affirmed the decision of the ATB. We were not required to make any payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006 at that time as we had made a $5.1 million payment to the Massachusetts Department of Revenue in the third quarter of fiscal 2012 that satisfied our obligations for those tax years. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court of the United States on this matter. In August 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court of the United States on May 31, 2015. See Item 3, “Legal Proceedings,” and Note 14, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On July 1, 2015, FMD entered into a license and services agreement with a financial institution and a credit solutions software provider. Pursuant to this agreement, FMD has licensed intellectual property consisting of proprietary risk scoring models and underwriting scorecards based on its historical education loan performance data. The credit solutions software provider has implemented the proprietary scorecards that are being utilized by the financial institution in determining credit eligibility for the financial institution’s in-school private education loan program. In addition, FMD has agreed to provide maintenance and support services and other professional services to the financial institution and the credit solutions software provider during the term. This agreement has an initial term of three years.

Outlook

Our long-term success depends on our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. As of September 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

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

To the extent that loan originators, including our clients or former clients, develop an internal capability to provide any of the services that we currently offer, demand for our services would decline. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Demand for our services could also be affected by developments with regard to federal loan programs. For example, in Spring 2015, the President announced a “Student Aid Bill of Rights” that would seek, among other initiatives, to increase certain grant aid and reduce certain tuitions, both of which could decrease the demand for private education loans. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, lenders are more focused on private education loans and some may seek to develop an internal capability to conduct the services we provide, which could result in a decline in the potential market for our services. We believe the most significant competitive factors in terms of developing education loan products are technical and legal competence, including in connection with the process of originating education loans, cost, data relating to the performance of education loans, risk analytics capabilities, capital markets experience and reliability, quality and speed of service. We differentiate ourselves from other service providers by the range of services we can provide our clients, in a “turn-key” manner.

Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute as we have only been operating Monogram-based loan programs since fiscal 2011. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients or borrowers, as applicable. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we need to continue to invest in information technology, sales and marketing, legal, compliance and product development resources.

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

•

Real-time integration solutions for all major student information systems packages, which allows schools to outsource their billing and payment processing services to TMS without compromising information currency and timeliness; and

•

Counseling services delivered through “Voice over Internet Protocol” contact management technology that allows integration between TMS’ contact management system and supporting systems to create an efficient personalized customer experience with reliable capture of data.

TMS uses a number of leading commercial products to secure, protect, manage and back-up data.

Intellectual Property

FIRSTMARBLEHEAD, the checkered logo, MONOGRAM, NATIONAL COLLEGIATE TRUST and UNION FEDERAL are registered service marks, GATE, GATE GUARANTEED ACCESS TO EDUCATION,

PREPGATE, TUITIONWISE and the Union Federal paper clip logo are service marks and RAISE^ is a trade mark of FMD. BORROWSMART, HELPING FAMILIES AFFORD EDUCATION, the partial apple logo, THE PROVEN PATH TO PAID STUDENTS IN YOUR CLASSROOMS, TUITION MANAGEMENT SYSTEMS, INC. and TUITIONCHARGE are registered service marks of TMS. COLOGY, SABERTOOTH and VOLTA are service marks of Cology LLC. The federal registrations for these registered service marks expire at various times between 2015 and 2025, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks.

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

Government Regulation

We provide financial services in connection with the creation, management and disposition of education loans and education payment processing. Our business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

•	Licensure and examination of industry participants;

•	Regulation and disclosure of education loan terms;

•	Regulation of loan origination processing; and

•	Licensure and general regulation of loan collection and servicing.

Failure to conform to any of these statutes or regulations may result in civil and/or criminal fines, and may affect the enforceability of the underlying education loan assets.

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers, money transmitters and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. While we believe we have satisfied all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

We may be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, established the Consumer Financial Protection Bureau, or CFPB, as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. In 2015, the CFPB issued a “Mid-Year Update on Student Loan Complaints” that again was strongly focused on servicing and collection concerns, including co-signers, payment allocation among billing groups, and the ability of borrowers to obtain payoff statements to allow them to refinance their education loan obligations. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

At the same time that it issued the July 2012 report, the CFPB issued revised draft model disclosures for its “Know Before You Owe” campaign designed to provide additional information to consumers. The CFPB also has an Office of Students intended to provide students with tools to facilitate decision making regarding various credit products, including education loans. These initiatives have increased, and could continue to increase, our costs and the complexity of our operations.

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

The Department of Education is currently engaged in a negotiated rulemaking process with respect to Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses and otherwise manages funds received under Title IV of the Higher Education Act of 1965. Among other things, there are current proposals under discussion in the rulemaking that would revise existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balances. The comment period in the Department of Education’s Notice of Proposed Rulemaking closed in July 2015. It is possible that any revised provisions, once adopted and implemented, will limit the fees that we are able to charge related to disbursing refunds via prepaid cards, impact the terms and conditions under which refunds may be provided on those cards and reduce the number of institutions interested in disbursing refunds via prepaid cards, any of which could impede our ability to offer prepaid cards as a refund management option.

The education loan assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by education loan regulation in a number of ways. The securitizations that we facilitated prior to fiscal 2009 have involved sales by financial institutions regulated by the Federal Deposit Insurance Corporation, or FDIC, and other parties which represented and warranted that the assets in question were originated in compliance with all applicable law and were valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts have benefited from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets.

In delivering services, our operations must conform to education loan regulations that apply to lenders. These regulations include, but are not limited to, compliance with the Consumer Financial Protection Act, TILA, the Higher Education Opportunity Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. The Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to “red flags” of potential identity theft and identity theft notices, producing notices of adverse credit decisions based on credit scoring and other requirements affecting both automated loan processing and manual exception systems. It may be difficult to implement and maintain compliance with future legislative or regulatory requirements. Failure to comply with these requirements would interfere with our ability to develop and market our business model for processing services.

Employees

We had 262 employees at June 30, 2015, compared to 294 employees at June 30, 2014.

We are not subject to any collective bargaining agreements, and we believe our relationships with our employees are good.

Our Corporate Information

We were formed as a limited partnership in 1991 and were incorporated in Delaware in August 1994. Our principal executive offices are located at One Cabot Road, Suite 200, Medford, Massachusetts 02155. The telephone number of our principal executive offices is (800) 895-4283.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 9, 2015, including their ages as of such date:

Name	Age	Position
Daniel Meyers	52	Chief Executive Officer and Chairman of the Board of Directors
Seth Gelber	36	Managing Director, President, Chief Operating Officer and a member of the Board of Directors
Alan Breitman	45	Managing Director, Chief Financial Officer and Chief Accounting Officer
William Baumer	54	Managing Director and Chief Risk Officer
Barry Heneghan	41	Managing Director, Business Development and Product Strategy
Suzanne Murray	41	Managing Director, General Counsel and Secretary

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

William Baumer has served as FMD’s Chief Risk Officer since September 2007 and as a Managing Director since September 2008. Mr. Baumer served as the Chief Executive Officer and Chief Risk Officer of Union Federal from July 2010 to June 2015 and as FMD’s Senior Vice President, Compliance from July 2004 to September 2007. From 2003 to June 2004, Mr. Baumer served as the Compliance Manager for the nationwide mortgage operations at Bank of America, N.A. From 2000 to 2003, Mr. Baumer was the Compliance Director-Core Banking for Fleet Boston Financial Corporation, a bank that was acquired by Bank of America, and was responsible for regulatory compliance programs in Fleet’s consumer, commercial and administrative staff units. He joined Fleet in 1984 and held various leadership positions in the Compliance, Audit, Credit and Retail Banking business units. Mr. Baumer received a B.S. from Franklin Pierce College and has earned Certified Regulatory Compliance Manager, Certified Internal Auditor and Certified Anti-Money Laundering Specialist certifications.

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

Code of Ethics

We have adopted a code of conduct that applies to FMD employees and officers, including FMD’s principal executive officer, principal financial officer, principal accounting officer or controller or persons serving similar functions. We have also adopted a statement of business ethics that applies to FMD directors. We will provide a copy of FMD’s code of conduct and statement of business ethics for FMD directors to any person without charge, upon written request to: Corporate Secretary, The First Marblehead Corporation, One Cabot Road, Suite 200, Medford, Massachusetts 02155. FMD’s code of conduct and statement of business ethics for FMD directors, as well as FMD’s corporate governance guidelines and the charters of the standing committees of the FMD Board of Directors, are posted on our website at www.firstmarblehead.com under the heading “For Investors—Corporate Information—Governance Documents,” and each of these documents is available in print to any stockholder who submits a written request to FMD’s corporate secretary. If we amend FMD’s code of conduct in the future or grant a waiver under FMD’s code of conduct to any of the FMD directors or executive officers, including FMD’s principal executive officer, principal financial officer, principal accounting officer or controller or anyone performing similar functions, we intend to post information about such amendment or waiver on our website.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of September 9, 2015, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Furthermore, we cannot be sure that, if we do reach acceptable terms with any particular party, we will do so in a timely or cost-effective manner. Our failure to timely and cost-effectively enter into loan program agreements could have a material adverse effect on our business, results of operations and financial condition.

Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. We are uncertain of the total application volume for fiscal 2016 and beyond, the extent to which application volume will ultimately result in disbursed loans and the overall characteristics of the disbursed loan portfolio.

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

Although we believe that our capital resources as of June 30, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

Our future success depends upon the continued services of our executive officers and other key personnel who have critical industry experience and relationships. If we were to lose the services of any of our executive officers and other key personnel and were not able to find replacements in a timely manner, our business could be disrupted, it could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services and other key personnel might decide to leave.

Members of our senior management team and other key personnel have left First Marblehead over the years for a variety of reasons, some of whom possessed institutional knowledge and experience with our business that could not be immediately replaced through the hiring of new managers. In addition, there is significant competition for talented individuals in our industry, which affects both our ability to retain key employees and hire new ones.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of June 30, 2015, the fair value of our funded credit enhancements was $17.9 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs and tuition payment processing plans. The outsourcing services market in which we operate is competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than us or those of our clients have an advantage in attracting loan applicants at a lower acquisition cost. These disadvantages are particularly acute for us because we have only been operating Monogram-based loan programs since fiscal 2011.

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

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Demand for our services could also be affected by developments with regard to federal loan programs. For example, in Spring 2015, the President announced a “Student Aid Bill of Rights” that would seek, among other initiatives, to increase certain grant aid and reduce certain tuitions, both of which could decrease the demand for private education loans. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, lenders are more focused on private education loans and some may seek to develop an internal capacity to conduct the services that we provide, which could result in a decline in the potential market for our services.

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

As of June 30, 2015, PHEAA served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ and Cology LLC’s offerings. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability and potentially large fines and penalties resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Medford, Massachusetts, Warwick, Rhode Island and Sacramento, California metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

We focus our business on the market for private education loans, and the majority of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965. Recent federal legislation expanded federal grant and loan assistance, which could weaken the demand for private education loans. The President announced this Spring a “Student Aid Bill of Rights” that would seek, among other initiatives, to increase certain grant aid and reduce certain tuitions, both of which could decrease the demand for private education loans. The creation of similar federal or state programs that make additional government loan funds available could decrease the demand for private education loans.

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

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. Furthermore, while we have made progress towards reducing our overall cash needs, we continue to utilize significant levels of cash to fund the many priorities required of a diverse business such as ours. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology LLC, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. In addition, under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As a result, we may incur substantial costs in the event of a claim for damages related to these agreements, which could have a material adverse effect on our liquidity or financial condition. See Note 14, “Commitments and Contingencies—Cology LLC Contingent Liability,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

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

Our liquidity could be adversely affected if we are unable to successfully resolve our pending state tax matters.

We are involved in several matters relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as GATE’s taxable years ended June 30, 2008 and 2009. On January 28, 2015, the SJC issued its opinion in the cases relating to the Massachusetts tax treatment of GATE for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and affirmed the decision of the ATB. We were not required to make any payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006 at that time as we had made a $5.1 million payment to the Massachusetts Department of Revenue in the third quarter of fiscal 2012 that satisfied our obligations for those tax years. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Massachusetts Commissioner of Revenue, or the Commissioner, in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court of the United States.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court of the United States on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of June 30, 2015, we had accrued a total income tax liability of $26.6 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See Item 3, “Legal Proceedings” and Note 14, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary materially from those reflected in our consolidated financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include income taxes relating to uncertain tax positions under ASC 740, Income Taxes, or ASC 740, the valuation of our service revenue receivables and deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Changes in interest rates could have the following effects on us:

•

Higher interest rates would increase the cost of the education loan to the borrower, which, in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of forbearance programs;

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

At June 30, 2015, we had $20.1 million of goodwill and $19.5 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. In 2015, the CFPB issued a “Mid-Year Update on Student Loan Complaints” that again was strongly focused on servicing and collection concerns, including co-signers, payment allocation among billing groups, and the ability of borrowers to obtain payoff statements to allow them to refinance their education loan obligations. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

The CFPB’s initiatives could increase our costs and the complexity of our operations. See “Business—Government Regulation,” included in Item 1 of this annual report for additional information.

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

The Department of Education is currently engaged in a negotiated rulemaking process with respect to Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses and otherwise manages funds received under Title IV of the Higher Education Act of 1965. Among other things, there are current proposals under discussion in the rulemaking that would revise existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balances. The comment period in the Department of Education’s Notice of Proposed Rulemaking closed in July 2015. It is possible that any revised provisions, once adopted and implemented, will limit the fees that we are able to charge related to disbursing refunds via prepaid cards, impact the terms and conditions under which refunds may be provided on those cards and reduce the number of institutions interested in disbursing refunds via prepaid cards, any of which could impede our ability to offer prepaid cards as a refund management option.

We may become subject to additional state registration or licensing requirements, which could increase our compliance costs significantly and may result in other adverse consequences.

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers, money transmitters and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. While we believe we have satisfied all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

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

We are subject to a broad range of federal and state consumer protection laws applicable to our student lending activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, licensing, interest rates and loan fees, disclosures of loan terms, marketing, brokering, servicing, collections and foreclosure.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.0% of the outstanding shares of FMD common stock as of June 30, 2015, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

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

We lease buildings for our executive offices and operations. Our headquarters are located in Medford, Massachusetts, and we have additional offices related to our continuing operations in Warwick, Rhode Island, Mather, California and Scottsdale, Arizona.

The following table summarizes information as of September 9, 2015 with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Medford, MA	Headquarters	84,458	2017
Warwick, RI	TMS	27,249	2017
Mather, CA	Cology LLC	10,297	2016
Scottsdale, AZ	Cology LLC	2,911	2016
Northborough, MA	Information Technology	284	2016

In connection with our expense control initiatives, we have sought to reduce our occupancy costs. In particular:

•

The lease relating to our Medford, Massachusetts location originally covered 153,156 square feet. In November 2010, we amended the lease which, among other things, reduced the rented space by 59,790 square feet as of April 1, 2011 and extended the term of the lease to March 31, 2017. In July 2011, we further reduced the leased space by 8,908 square feet. In October 2014, we entered into a sublease agreement for 14,000 square feet through the remainder of our lease term.

•	In June 2014, we entered into a sublease agreement for our Scottsdale, Arizona location through the remainder of our lease term.

•

We entered into an agreement with a data center in Northborough, Massachusetts for a license to exclusively use certain space within the data center. The effective date of the agreement was September 1, 2014 with a commencement date of January 1, 2015 for a term of one year with renewal options.

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.	Legal Proceedings

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals, which we refer to as the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement, which we refer to as the Asset Services Agreement, pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are required by the Internal Revenue Code. The IRS also commenced an audit of our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

On September 10, 2013 we received two Notices of Proposed Adjustments, or NOPAs, from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years.

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds was subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On June 23, 2015, the IRS informed us that the Joint Committee on Taxation had completed its consideration of the IRS’s final examination report and had taken no exception to the conclusions reached by the IRS. As a result, the IRS’s audit of our tax returns for fiscal 2007 through fiscal 2010 is now complete.

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. On January 28, 2015, the SJC issued its opinion in these proceedings and affirmed the decision of the ATB. We were not required to make any payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006 at that time as we had made a $5.1 million payment to the Massachusetts Department of Revenue in the third quarter of fiscal 2012 that satisfied our obligations for those tax years. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Commissioner in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court of the United States on this matter.

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

On April 17, 2013, the ATB issued its opinion confirming the rules and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the

Massachusetts Appeals Court (No. 2013-P-0935). On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB.

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court of the United States on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of June 30, 2015, we had accrued a total income tax liability of $26.6 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of June 30, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.6 million.

NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Chancery Court against NC Residuals and the Owner Trustee. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN.

GATE, a former subsidiary of FMD, was the owner of certain beneficial interests in the GATE Trusts as well as certain beneficial interests in certain of the other securitization trusts that we previously facilitated, which we refer to as the NCSLT Trusts. GATE assigned and transferred all of its interests in the GATE Trusts to FMD pursuant to a transfer and assignment agreement. As part of that agreement, GATE agreed to, among other things, execute and deliver all documents that might be necessary to transfer, assign and deliver to and vest in FMD ownership of the GATE Trusts on the records of the Owner Trustee. After the transfer of its interests in the GATE Trusts to FMD, GATE’s remaining assets consisted of its interests in the NCSLT Trusts and it was statutorily converted into NC Residuals and, immediately thereafter, the Trust Certificate was sold.

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals refused to comply with FMD’s request and claimed ownership of the GATE Trusts and also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On May 21, 2015, FMD and NC Residuals entered into a settlement agreement. As part of the settlement, FMD paid NC Residuals $5.0 million and NC Residuals released any and all claims of ownership of the GATE Trusts, including any and all claims to the cash distributions from the GATE Trusts, and agreed to cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. In addition, as part of the settlement, cash distributions of $4.2 million from the GATE Trusts that had previously been withheld, were paid to FMD. On July 10, 2015, the Chancery Court dismissed this matter with prejudice.

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

Market Information and Holders

FMD common stock is listed on the New York Stock Exchange, or NYSE, under the trading symbol FMD. The following table sets forth the high and low sales prices of FMD common stock, as reported by the NYSE, for each quarterly period within our two most recent fiscal years, all adjusted for the 1-for-10 reverse stock split that was effective on December 2, 2013:

	High	Low
Fiscal 2015
First Quarter	$5.90	$2.83
Second Quarter	6.28	1.21
Third Quarter	6.40	4.88
Fourth Quarter	7.00	5.44

Fiscal 2014
First Quarter	$19.20	$6.70
Second Quarter	10.50	5.90
Third Quarter	7.50	5.40
Fourth Quarter	6.23	4.00

Computershare Trust Company, N.A. is the transfer agent and registrar for FMD common stock. As of the close of business on September 4, 2015, we had 147 holders of record of FMD common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on FMD common stock relative to the cumulative total returns of the Russell 2000 Index and the Dow Jones U.S. Specialty Finance Index. The graph tracks the performance of a $100 investment in FMD common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2010 to June 30, 2015.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

We did not declare any dividends in fiscal 2015 or fiscal 2014, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by the FMD Board of Directors and will depend upon our earnings, financial condition and such other factors as the FMD Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended June 30, 2015 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2015	65	$6.44	—	N/A
May 1 - 31, 2015	1,402	6.43	—	N/A
June 1 - 30, 2015	898	6.15	—	N/A

Total Purchases of Equity Securities(1)	2,365	$6.32	—

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Selected Financial Data

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

	Fiscal years ended June 30,
	2015	2014	2013	2012	2011
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Tuition payment processing fees	$29,593	$28,186	$26,668	$26,544	$12,904
Administrative and other fees	14,722	13,640	11,238	9,778	10,338
Fair value changes to service revenue receivables	1,859	2,330	2,068	947	(23,178)

Total revenues	46,174	44,156	39,974	37,269	64
Expenses:
Compensation and benefits	36,217	36,251	39,317	41,145	35,868
General and administrative	52,279	47,629	51,950	59,901	54,295

Total expenses	88,496	83,880	91,267	101,046	90,163
Other income:
Net interest income	92	202	349	699	654
Gain from deconsolidation of trusts	—	—	—	9,514	—
Other income	295	582	2,112	2,475	8,399

Total other income	387	784	2,461	12,688	9,053

Loss from continuing operations, before income taxes	(41,935)	(38,940)	(48,832)	(51,089)	(81,046)
Income tax expense (benefit) from continuing operations	1,145	1,125	2,295	(17,956)	194

Net loss from continuing operations	(43,080)	(40,065)	(51,127)	(33,133)	(81,240)
Discontinued operations, net of taxes	(4,698)	2,498	930	1,135,361	(140,321)

Net (loss) income	$(47,778)	$(37,567)	$(50,197)	$1,102,228	$(221,561)

Net (loss) income per basic common share:
From continuing operations	$(3.75)	$(3.55)	$(4.77)	$(3.00)	$(8.05)
From discontinued operations	(0.41)	0.22	0.09	102.82	(13.90)

Total basic net (loss) income per common share	(4.16)	(3.33)	(4.68)	99.82	(21.95)

Net (loss) income per diluted common share:
From continuing operations	$(3.75)	$(3.55)	$(4.77)	$(2.99)	$(8.05)
From discontinued operations	(0.41)	0.22	0.09	102.59	(13.90)

Total diluted net (loss) income per common share	$(4.16)	$(3.33)	$(4.68)	$99.60	$(21.95)

Weighted-average shares outstanding:
Basic	11,493	11,270	10,735	10,157	10,092
Diluted	11,493	11,270	10,735	11,067	10,092

	June 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,004	$33,955	$58,599	$134,897	$165,564
Short-term investments, at cost	16,002	40,057	55,179	85,007	48,005
Restricted cash	96,964	94,436	87,338	65,401	124,687
Deposits for participation interest accounts, at fair value	17,876	15,834	13,147	4,039	8,512
Service revenue receivables, at fair value	12,151	13,979	14,817	16,341	29,610
Goodwill and intangible assets	39,523	41,835	44,259	40,470	42,479
Total assets from continuing operations	240,806	254,078	285,217	356,885	433,619
Total assets from discontinued operations	—	188,806	187,076	100,920	7,219,163
Restricted funds due to clients	96,854	94,272	86,994	104,981	124,194
Income taxes payable	27,233	26,582	25,923	23,414	39,979
Total liabilities from continuing operations	138,606	133,559	127,495	146,151	188,413
Total liabilities from discontinued operations	—	162,827	165,471	84,666	8,344,308
Total stockholders’ equity (deficit)	102,200	146,498	179,327	226,988	(879,939	)*

*	The June 30, 2011 stockholders’ deficit includes an accumulated deficit of $1.13 billion related to the securitization trusts that we previously consolidated. Total stockholders’ equity at June 30, 2015, June 30, 2014 and June 30, 2013 no longer included this deficit as a result of the deconsolidation of these securitization trusts in fiscal 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation accounts to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 335 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through TMS. TMS provides such services on behalf of approximately 700 educational institutions.

For a detailed description of our product and service offerings, see “Business—Overview” included in Item 1 of this annual report.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. As of September 9, 2015, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this annual report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

Through Cology LLC, we process and disburse education loans on behalf of its credit union and other lender clients. Cology LLC supports over 780 education loan programs and provides education loan solutions to approximately 335 credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this annual report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation metrics with respect to our Monogram-based programs, excluding Union Federal, for fiscal 2015 and fiscal 2014, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Fiscal 2015			Fiscal 2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$117,667	$701,419	$819,086	$89,268	$579,755	$669,023
Disbursed Loans	115,397	668,931	784,328	90,659	548,750	639,409

The increase in partnered lending loan volume from fiscal 2014 to fiscal 2015 was primarily the result of the Union Federal® Private Student Loan Program funded by SunTrust Bank, which was launched in June 2014. In addition, marketing programs employed during peak season contributed to the increased loan volume in fiscal 2015.

The increase in Cology LLC loan volume from fiscal 2014 to fiscal 2015 was primarily the result of growth at existing clients, including new loan programs.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past seven years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent in more recent years, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience any significant seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated for loans that have similar credit characteristics as the Monogram-based education loan portfolios.

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

We believe that conditions in the capital markets generally improved in both fiscal 2014 and fiscal 2015 as compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

We have invested in our distribution capabilities over the course of the past four fiscal years, including school sales and TMS, but we face challenges in increasing loan volumes. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis.

Although we believe that our capital resources as of June 30, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our state income tax returns, including the resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009. See Item 3, “Legal Proceedings,” and Note 14, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Outlook

Our long-term success depends on our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. As of September 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients, including clients of Cology LLC. It is our view that returning to profitability will be dependent on a number of factors, including our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of loan acquisition.

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

Results of Operations—Fiscal Years ended June 30, 2015, June 30, 2014 and June 30, 2013

The financial results of operations include FMD and its subsidiaries for the fiscal years then ended. The results of Union Federal, for all fiscal years presented, are included in discontinued operations as discussed below.

Discontinued Operations

In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan required the approval of the Union Federal Board of Directors, the OCC and FMD, as the sole stockholder of Union Federal. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. On June 12, 2015, Union Federal paid a liquidating distribution in the form of a $21.7 million net cash dividend to FMD and the OCC approved the dissolution of Union Federal and terminated Union Federal’s charter. On June 30, 2015, the Federal Reserve terminated FMD’s status as a savings and loan holding company.

As a result of the foregoing and our evaluation under ASC 205-20, we reported the operations and activities relating to Union Federal within discontinued operations for fiscal 2015, fiscal 2014 and fiscal 2013.

See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Overall Results

The following table summarizes the results of our consolidated operations:

	Fiscal years ended June 30,			Change between periods better (worse)
	2015	2014	2013	2015 - 2014	2014 - 2013
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$29,593	$28,186	$26,668	$1,407	$1,518
Administrative and other fees	14,722	13,640	11,238	1,082	2,402
Fair value changes to service revenue receivables	1,859	2,330	2,068	(471)	262

Total revenues	46,174	44,156	39,974	2,018	4,182
Total expenses	88,496	83,880	91,267	(4,616)	7,387
Total other income	387	784	2,461	(397)	(1,677)

Loss from continuing operations, before income taxes	(41,935)	(38,940)	(48,832)	(2,995)	9,892
Income tax expense from continuing operations	1,145	1,125	2,295	(20)	1,170

Net loss from continuing operations	(43,080)	(40,065)	(51,127)	(3,015)	11,062
Discontinued operations, net of taxes	(4,698)	2,498	930	(7,196)	1,568

Net loss	$(47,778)	$(37,567)	$(50,197)	$(10,211)	$12,630

The net loss from continuing operations for the fiscal year ended June 30, 2015 was $43.1 million, or $(3.75) per basic common share, compared to a net loss from continuing operations of $40.1 million, or $(3.55) per basic common share, for the fiscal year ended June 30, 2014. Total revenues increased by $2.0 million year-over-year; however, the increase in the net loss year-over-year was primarily attributable to a $4.6 million increase in expenses, a decline in other income of $397 thousand and a $20 thousand increase in income tax expense.

The net loss from continuing operations for the fiscal year ended June 30, 2014 was $40.1 million, or $(3.55) per basic common share, compared to a net loss from continuing operations of $51.1 million, or $(4.77) per basic common share, for the fiscal year ended June 30, 2013. The improvement in the net loss year-over-year was attributable to a $4.2 million increase in total revenues, a $7.4 million decline in expenses and a $1.2 million decrease in income tax expense, partially offset by a decline in other income of $1.7 million.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing, origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues were $46.2 million for the fiscal year ended June 30, 2015, up $2.0 million from $44.2 million for the fiscal year ended June 30, 2014. The increase in revenues for the fiscal year ended June 30, 2015 included a $1.4 million increase in tuition management fees, an increase of $714 thousand in fee income from Cology LLC and an increase of $762 thousand in Monogram-based fee revenues. These increases were partially offset by a decline of fair value changes to service revenue receivables of $471 thousand and $349 thousand in lower fees for portfolio management services. The increase in Monogram-based fee revenues was primarily the result of increased loan portfolio balances and an increase in disbursements, which was slightly offset by an increase in defaulted loans and fair value adjustments on the participation accounts at our lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee income increases as portfolio sizes at our lender clients grow. The increase in tuition management fees was primarily due to increased credit card payment processing fees. The increase in income from Cology LLC was primarily due to increased loan volume as well as increased disbursement processing fees. The decrease in portfolio management services fees was principally due to a decrease for certain one-time services performed in fiscal 2014.

Revenues were $44.2 million for the fiscal year ended June 30, 2014, up $4.2 million from $40.0 million for the fiscal year ended June 30, 2013. The increase in revenues for the fiscal year ended June 30, 2014 included a $2.2 million increase in fee income from Cology LLC, an increase of $1.6 million in Monogram-based fee revenues, an increase of $1.5 million in tuition management fees and an increase of $1.2 million in fees for portfolio management services. These increases were partially offset by $2.0 million in lower revenues from special servicing. Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012 and, as a result, the fiscal year ended June 30, 2013 included fee income only for the period from the date of acquisition through June 30, 2013. The increase in Monogram-based fee revenues was primarily the result of increased loan portfolio balances at our partner lender clients. The increase in tuition management fees was primarily due to increased credit card payment processing. The increase in portfolio management services fees was due to an increase in new clients as well as fees received for certain one-time services performed in fiscal 2014.

Fair value changes to service revenue receivables    We record our service revenue receivables at fair value on our consolidated balance sheets. At June 30, 2015, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, discount rates, prepayment rates, net recovery rates, default rates and the forward LIBOR curve. See Note 10, “Fair Value Measurements,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Expenses

The following table reflects the composition of expenses:

	Fiscal years ended June 30,			Change between periods better (worse)
	2015	2014	2013	2015 - 2014	2014 - 2013
	(dollars in thousands)
Compensation and benefits	$36,217	$36,251	$39,317	$34	$3,066
General and administrative:
Third-party services	13,457	14,689	14,651	1,232	(38)
Depreciation and amortization	5,286	5,288	4,347	2	(941)
Marketing	2,097	1,799	5,123	(298)	3,324
Occupancy and equipment	9,988	10,856	11,379	868	523
Servicer fees	3	278	650	275	372
Merchant fees	8,818	7,773	6,663	(1,045)	(1,110)
Trust related special servicing expenses	—	—	1,639	—	1,639
Other	12,630	6,946	7,498	(5,684)	552

Total general and administrative	52,279	47,629	51,950	(4,650)	4,321

Total expenses	$88,496	$83,880	$91,267	$(4,616)	$7,387

Total number of employees from continuing operations at fiscal year-end	260	281	289

Compensation and benefits    Compensation and benefits expenses decreased to $36.2 million in fiscal 2015 from $36.3 million in fiscal 2014. The decrease year-over-year was primarily driven by $765 thousand in lower bonus expense, offset by $615 thousand in increased severance-related costs.

Compensation and benefits expenses decreased to $36.3 million in fiscal 2014 from $39.3 million in fiscal 2013. The decrease of $3.0 million year-over-year was primarily driven by $2.1 million in lower salary expense due to a decline in average headcount and $1.2 million in lower severance-related costs.

General and administrative expenses    General and administrative expenses increased to $52.3 million in fiscal 2015 from $47.6 million in fiscal 2014. The increase of $4.7 million was primarily driven by a $5.7 million increase in other expenses, principally the result of a $5.0 million legal settlement, and increased merchant fee expenses related to payment processing services performed by TMS of $1.0 million. These increases were partially offset by a decrease in third-party services of $1.2 million, primarily a result of decreases in consulting costs and legal fees.

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

Other Income

The following table reflects the components of other income:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
Interest income	$97	$227	$473
Interest expense	(5)	(25)	(124)

Net interest income	92	202	349
Other income	295	582	2,112

Total other income	$387	$784	$2,461

Net interest income    Interest income primarily reflected interest earned on cash and cash equivalents and short-term investments of $79 thousand, $213 thousand and $435 thousand for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The remaining interest income related to interest earned on our interest-bearing restricted cash of $17 thousand, $14 thousand and $38 thousand for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The decrease in interest income from both fiscal 2014 to fiscal 2015 and fiscal 2013 to fiscal 2014 was the result of a decline in average balances held, and to a lesser extent, a decline in interest rates. Interest income for the fiscal years presented was partially offset by interest expense costs on various lease obligations.

Other income    During fiscal 2015, we recorded other income of $295 thousand, consisting of $281 thousand in proceeds from The Education Resources Institute, Inc., or TERI, settlement, discussed below, and $77 thousand in cash recoveries on previously defaulted education loans held by FMD. These other income items were partially offset by a $63 thousand loss recognized on a sale of mortgage loans, which were acquired by FMD from Union Federal as part of the dissolution of Union Federal and subsequently sold to a third party prior to June 30, 2015.

During fiscal 2014, we recorded other income of $582 thousand, consisting of $281 thousand in proceeds from the TERI settlement, $225 thousand related to the sale of Cology LLC’s loan servicing business and $76 thousand in cash recoveries on previously defaulted education loans held by FMD.

During fiscal 2013, we recorded other income of $2.1 million, consisting of $702 thousand in proceeds from the TERI settlement, $946 thousand related to the sale of a defaulted loan portfolio, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009, and $464 thousand in cash recoveries on previously defaulted education loans held by FMD.

The TERI settlement proceeds recognized in each fiscal year presented above are the result of the resolution of certain matters related to TERI’s confirmed plan of reorganization. This income represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization. See Note 16, “Other Income,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. We remain subject to federal income tax examinations for fiscal 2012 through fiscal 2014. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Item 3, “Legal Proceedings,” and Note 14, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2011 and June 30, 2015.

Income tax expense from continuing operations for fiscal 2015 was $1.1 million as compared to an income tax expense of $1.1 million in fiscal 2014 and income tax expense of $2.3 million in fiscal 2013. The decrease in income tax expense from fiscal 2013 to fiscal 2014 was due to additional state tax liability and accrued interest of approximately $1.0 million recognized in fiscal 2013 related to the case pertaining to our Massachusetts state income tax returns for the 2008 and 2009 tax years.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of June 30, 2015 and June 30, 2014, totaling $74.9 million and $58.1 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2015 and June 30, 2014. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refund previously received in the amount of $176.6 million. Such audits are required by the Internal Revenue Code. The IRS also commenced an our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010.

On September 10, 2013 we received two NOPAs from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years.

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds was subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On June 23, 2015, the IRS informed us that the Joint Committee on Taxation had completed its consideration of the IRS’s final examination report and had taken no exception to the conclusions reached by the IRS. As a result, the IRS’s audit of our tax returns for fiscal 2007 through fiscal 2010 is now complete.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the fiscal year ended June 30, 2015 was a net loss of $4.7 million, or $(0.41) per common share, compared to a net gain of $2.5 million, or $0.22 per common share, for the fiscal year ended June 30, 2014. The $7.2 million decline year-over-year was primarily attributable to $3.1 million in decreased net interest income due to the liquidation of the related assets and liabilities, fair value write-downs on education loans of $2.6 million and fair value write-downs on mortgage loans of $577 thousand in fiscal 2015, and $2.1 million in gains on the sales of portfolios of education loans to RBS Citizens, N.A., or Citizens, in fiscal 2014. The year-over-year decline was also partially offset by a decrease in other-than-temporary impairment losses on investments available-for-sale of $969 thousand. Discontinued operations, net of taxes, for the fiscal year ended June 30, 2013 was a net gain of $930 thousand. The $1.6 million improvement year-over-year from fiscal 2013 to fiscal 2014 was primarily attributable to $2.1 million in gains on the sales of portfolios of education loans to Citizens and $600 thousand in increased net interest income, partially offset by other-than-temporary impairment losses on investments available-for-sale of $1.1 million. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Financial Condition

The changes in our financial condition from June 30, 2015 to June 30, 2014 are discussed below. The assets and liabilities of Union Federal have been segregated and reported as assets and liabilities of discontinued operations on our fiscal 2014 consolidated balance sheet.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $63.0 million and $74.0 million at June 30, 2015 and June 30, 2014, respectively, representing interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $11.0 million was primarily a result of $31.9 million to fund continuing operations offset by $21.7 million received in connection with the dissolution of Union Federal.

Restricted Cash

At June 30, 2015, restricted cash on our consolidated balance sheets was $97.0 million, of which $94.6 million was held by TMS, $2.1 million was held by Cology LLC and $261 thousand was held by FMER. Restricted cash at June 30, 2014 was $94.4 million, of which $93.9 million was held by TMS, $412 thousand was held by Cology LLC and $95 thousand was held by FMER. The increase of $2.6 million from fiscal 2014 to fiscal 2015 in restricted cash was primarily due to the increased cash balance at Cology LLC and timing of payments to educational institutions.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $349.1 million during August 2014 to a low of $32.3 million during May 2015. Restricted cash held by Cology LLC represents loan origination proceeds that it collects and disburses on behalf of its lender clients. Restricted cash held by FMER relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Mortgage Loans Held-for-Sale

During fiscal 2015, FMD purchased a small mortgage loan portfolio from Union Federal for $1.4 million in June 2015 as part of the dissolution of Union Federal. This mortgage loan portfolio was subsequently sold by FMD to a third party prior to June 30, 2015. In conjunction with the third-party sale transaction, FMD received $1.4 million in aggregate sales proceeds and derecognized approximately $1.4 million of mortgage loans and accrued interest on its consolidated balance sheet.

Deposits for Participation Interest Accounts

We recorded deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $2.1 million from $15.8 million at June 30, 2014 to $17.9 million at June 30, 2015. The increase year-over-year was primarily attributable to increased fundings in fiscal 2015 due to an increase in disbursed loan volumes for our lender clients.

See Note 9, “Deposits for Participation Interest Accounts,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the assets can be exchanged on their own or in combination with a related contract, asset or liability. In connection with our acquisition of assets from TMS and from the Cology Sellers, we recorded other intangible assets related to the TMS customer list and tradename and the Cology Sellers customer list, each of which we amortize on a straight-line basis over 15 years, and TMS technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

As it relates to TMS, the customer list intangible asset is related to educational institutions with which TMS had existing tuition programs in place as of December 31, 2010, the closing date of the acquisition. The trade name intangible asset is related to the name and reputation of TMS in the tuition payment industry. Intangible assets attributable to technology represents the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represents the value ascribed to the acquisition of TMS that cannot be separately ascribed to a tangible or intangible asset.

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

In fiscal 2015, we evaluated our goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market values of the TMS and Cology LLC reporting units were approximately 55% and 101%, respectively, in excess of our recorded book value and, therefore, were not impaired as of that date. The fair values are estimates and may not represent the values achievable in the event that TMS and Cology LLC are offered for sale. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

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

At June 30, 2015 our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At June 30, 2015, our net intangible assets balance was $19.5 million, of which $14.8 million related to TMS and $4.6 million related to Cology LLC. During the fiscal year ended June 30, 2015, we recorded amortization expense of $1.9 million related to TMS and $377 thousand related to Cology LLC.

Discontinued Operations

See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for information regarding our discontinued operations.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

The following table below summarizes our contractual cash obligations related to continuing operations by period at June 30, 2015, excluding the offsetting effect of payments due to us under subleases:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(1)	$4,536	$2,620	$1,916	$—	$—

(1)	For additional information on our operating leases, see Item 2, “Properties,” in this annual report.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $146.5 million at June 30, 2014 to $102.2 million at June 30, 2015 as a result of our net loss of $47.8 million, partially offset by the change in accumulated other comprehensive income of $299 thousand for the net realized loss on our investments available-for-sale portfolio, an increase of $537 thousand in treasury stock through restricted stock units and an increase of $4.3 million in additional paid-in capital primarily for stock compensation.

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

Net cash used in operating activities from continuing operations for fiscal 2015 was $29.5 million, compared with net cash used in operating activities from continuing operations of $36.3 million for fiscal 2014. The $6.8 million decrease in net cash used was principally the result of decreased funding for other assets as compared to the prior year of $5.2 million. The decrease in other assets was primarily the receipt of previously withheld residuals. Additionally, there was an overall increase of $2.9 million for accounts payable funding. These items were offset by a $3.0 million higher net loss from continuing operations.

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

Net cash provided by investing activities from continuing operations for fiscal 2015 was $21.4 million compared with net cash used in investing activities of $12.3 million for fiscal 2014. The improvement of $9.1 million was primarily the result of the decreases in purchases of short-term investments and proceeds from maturities of short-term investments of $26.0 million and $17.0 million, respectively.

Net cash used in financing activities from continuing operations was $539 thousand for fiscal 2015 compared to net cash used in financing activities of $717 thousand during fiscal 2014. The decrease in net cash used in financing activities was primarily due to decreased repurchases of common stock during fiscal 2015.

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

Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third–party institutions and not available for our use. Included in restricted cash on our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the fiscal year ended June 30, 2015 and June 30, 2014, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Fiscal Year Ended June 30,
	2015	2014
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(41,935)	$(38,940)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(1,859)	(2,330)
Cash distributions from service revenue receivables	3,687	3,168
Depreciation and amortization	5,286	5,288
Stock-based compensation	4,313	4,400
Changes in TMS deferred revenue	26	(293)
Additions to property and equipment	(2,410)	(2,506)
Other, net of cash flows from Union Federal	(488)	2,817

Non-GAAP net operating cash usage	$(33,380)	$(28,396)

“Net operating cash usage” for the fiscal year ended June 30, 2015 was $33.4 million, a $5.0 million, or 18%, increase compared to the fiscal year ended June 30, 2014. The increase of $5.0 million for fiscal 2015 as compared to fiscal 2014 was largely the result of an increase in cash usage at Union Federal, discussed below. Union Federal’s increase in cash usage was offset by a decrease in cash usage for continuing operations. The continuing operations improvement was the result of an increase in cash revenues of $4.3 million from continuing operations offset by an increase in cash expenses of $3.7 million, which was principally the result of a $5.0 million legal settlement included in general and administrative expenses in fiscal 2015.

“Net operating cash usage” for the fiscal year ended June 30, 2015 included $1.5 million in cash usage from Union Federal, an increase of $5.7 million as compared to cash generated in fiscal 2014 of $4.2 million. The decline in cash generated from Union Federal for the fiscal year ended June 30, 2015 was primarily driven by decreased education loan and investment interest income as the portfolio volumes have declined as part of the dissolution process, as well as a decline in other income due to a $2.1 million gain recognized on the sale of education loans in fiscal 2014.

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

There are significant judgments involved in determining the fair values of the TMS and Cology LLC reporting units, including assumptions regarding the estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts and the value of other intangible assets, as well as assumptions regarding what we believe a third party is willing to pay for all of the assets and liabilities of TMS and Cology LLC. The calculation also requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and an appropriate control premium to apply to arrive at a final fair value. Since the businesses are not publicly traded, and often there is not comparable market data available, there is a higher degree of judgment applied and the use of cash flows is weighted more heavily than the use of market multiples. In the event that we determine that our goodwill or intangible assets are impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. For fiscal 2015 and fiscal 2014, we recorded no goodwill impairment. We evaluated goodwill for impairment at our annual impairment testing date of May 31.

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

September 9, 2015

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and 2014

(dollars and shares in thousands, except per share amounts)

	2015	2014
ASSETS
Cash and cash equivalents	$47,004	$33,955
Short-term investments, at cost	16,002	40,057
Restricted cash	96,964	94,436
Deposits for participation interest accounts, at fair value	17,876	15,834
Service revenue receivables, at fair value	12,151	13,979
Goodwill	20,066	20,066
Intangible assets, net	19,457	21,769
Property and equipment, net	5,259	5,819
Other assets	6,027	8,163

Assets from continuing operations	240,806	254,078
Assets from discontinued operations	—	188,806

Total assets	$240,806	$442,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$96,854	$94,272
Accounts payable, accrued expenses and other liabilities	12,392	11,050
Income taxes payable	27,233	26,582
Net deferred income tax liability	2,127	1,655

Liabilities from continuing operations	138,606	133,559
Liabilities from discontinued operations	—	162,827

Total liabilities	138,606	296,386
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,606 and 12,260 shares issued; 11,534 and 11,300 shares outstanding	126	122
Additional paid-in capital	466,640	462,328
Accumulated deficit	(176,169)	(128,391)
Treasury stock, 1,072 and 960 shares held, at cost	(188,397)	(187,860)
Accumulated other comprehensive income	—	299

Total stockholders’ equity	102,200	146,498

Total liabilities and stockholders’ equity	$240,806	$442,884

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2015, 2014 and 2013

(dollars and shares in thousands, except per share amounts)

	2015	2014	2013
Revenues:
Tuition payment processing fees	$29,593	$28,186	$26,668
Administrative and other fees	14,722	13,640	11,238
Fair value changes to service revenue receivables	1,859	2,330	2,068

Total revenues	46,174	44,156	39,974
Expenses:
Compensation and benefits	36,217	36,251	39,317
General and administrative	52,279	47,629	51,950

Total expenses	88,496	83,880	91,267
Other income	387	784	2,461

Loss from continuing operations, before income taxes	(41,935)	(38,940)	(48,832)
Income tax expense from continuing operations	1,145	1,125	2,295

Net loss from continuing operations	(43,080)	(40,065)	(51,127)
Discontinued operations, net of taxes	(4,698)	2,498	930

Net loss	$(47,778)	$(37,567)	$(50,197)

Net (loss) income per basic and diluted common share:
From continuing operations	$(3.75)	$(3.55)	$(4.77)
From discontinued operations	(0.41)	0.22	0.09

Total basic and diluted net loss per common share	$(4.16)	$(3.33)	$(4.68)

Basic and diluted weighted-average common shares outstanding	11,493	11,270	10,735

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal years ended June 30, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Net loss	$(47,778)	$(37,567)	$(50,197)
Other comprehensive (loss) income, net of tax:
Net unrealized losses on investments available-for-sale arising during the period	(138)	(61)	(1,352)
Reclassification adjustment for net realized (gains) losses included in net loss	(161)	1,102	—

Total other comprehensive (loss) income	(299)	1,041	(1,352)

Total comprehensive loss	$(48,077)	$(36,526)	$(51,549)

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal years ended June 30, 2015, 2014 and 2013

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss), net of tax	Total stockholders’ equity
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2012	133	$1	11,066	$110	(866)	$(186,828)	$453,722	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(50,197)	—	(50,197)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,352)	(1,352)

Total comprehensive loss	—	—	—	—	—	—	—	(50,197)	(1,352)	(51,549)
Net stock issuance from vesting of stock units	—	—	100	1	(31)	(326)	(1)	—	—	(326)
Stock-based compensation	—	—	—	—	—	—	4,214	—	—	4,214
Conversion of preferred stock to common stock	(133)	(1)	885	9	—	—	(8)	—	—	—

Balance at June 30, 2013	—	$—	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,567)	—	(37,567)
Other comprehensive income	—	—	—	—	—	—	—	—	1,041	1,041

Total comprehensive loss	—	—	—	—	—	—	—	(37,567)	1,041	(36,526)
Net stock issuance from vesting of stock units	—	—	209	2	(63)	(706)	(2)	—	—	(706)
Stock-based compensation	—	—	—	—	—	—	4,403	—	—	4,403

Balance at June 30, 2014	—	$—	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(47,778)	—	(47,778)
Other comprehensive loss	—	—	—	—	—	—	—	—	(299)	(299)

Total comprehensive loss	—	—	—	—	—	—	—	(47,778)	(299)	(48,077)
Net stock issuance from vesting of stock units	—	—	346	4	(112)	(537)	(4)	—	—	(537)
Stock-based compensation	—	—	—	—	—	—	4,316	—	—	4,316

Balance at June 30, 2015	—	$—	12,606	$126	(1,072)	$(188,397)	$466,640	$(176,169)	$—	$102,200

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Cash flows from operating activities, net of effects of acquisition:
Net loss	$(47,778)	$(37,567)	$(50,197)
Discontinued operations, net of tax	4,698	(2,498)	(930)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,286	5,288	4,347
Credit for loan losses	—	(76)	(464)
Deferred income tax expense	472	466	328
Stock-based compensation	4,313	4,400	4,209
Service revenue receivable distributions	3,687	3,168	3,592
Changes in assets/liabilities:
Participation interest accounts	(2,042)	(2,687)	(9,108)
Fair value increase to service revenue receivables	(1,859)	(2,330)	(2,068)
Other assets	2,472	(2,768)	1,068
Accounts payable, accrued expenses and other liabilities	532	(2,328)	(5,178)
Income taxes payable	670	659	2,509
Loss on sale of mortgage loans	63	—	—

Cash used in operating activities—continuing operations	(29,486)	(36,273)	(51,892)
Cash provided by (used in) operating activities—discontinued operations	(1,579)	3,284	815

Net cash used in operating activities	(31,065)	(32,989)	(51,077)
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	—	—	(4,757)
Capital contributions to Union Federal	—	(450)	(5,750)
Purchases of short-term investments	(26,272)	(52,245)	(30,172)
Proceeds from maturities of short-term investments	50,327	67,367	60,000
Net increase in restricted cash	(2,528)	(7,098)	(21,937)
Net increase (decrease) in restricted funds due to clients	2,582	7,278	(17,987)
Purchase of held-for-sale education loans	(252)	—	—
Purchase of held-for-sale mortgage loans	(1,450)	—	—
Sale of held-for-sale mortgage loans	1,387	—	—
Purchases of property and equipment	(2,410)	(2,506)	(3,465)

Net cash provided by (used in) investing activities—continuing operations	21,384	12,346	(24,068)
Net cash provided by (used in) investing activities—discontinued operations	97,744	62,457	(52,403)

Net cash provided by (used in) investing activities	119,128	74,803	(76,471)
Cash flows from financing activities:
Payments on capital lease obligations	(2)	(11)	(12)
Repurchases of common stock	(537)	(706)	(326)

Net cash used in financing activities—continuing operations	(539)	(717)	(338)
Net cash (used in) provided by financing activities—discontinued operations	(160,869)	(2,658)	86,299

Net cash (used in) provided by financing activities	(161,408)	(3,375)	85,961

Net increase (decrease) in cash and cash equivalents	(73,345)	38,439	(41,587)
Cash and cash equivalents, beginning of year	120,349	81,910	123,497

Cash and cash equivalents, end of year	47,004	120,349	81,910
Less: cash and cash equivalents of discontinued operations, end of year	—	86,394	23,311

Cash and cash equivalents of continuing operations, end of year	$47,004	$33,955	$58,599

Supplemental disclosures of cash flow information from continuing operations:
Income taxes paid	$5	$—	$12
Supplemental disclosures of cash flow information from discontinued operations:
Income taxes paid	265	—	—
Supplemental disclosure of non-cash financing activities from continuing operations:
Conversion of preferred stock to common stock	—	—	8

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015, 2014 and 2013

(1)  Nature of Business

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we,” “us,” “our” and similar references mean The First Marblehead Corporation and its subsidiaries, on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2015 as “fiscal 2015.”

We are a specialty finance company focused on the education financing marketplace in the United States. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings, including loan origination, tuition and refund management, loan processing and disbursement and portfolio management services.

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts (participation accounts) to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 335 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC (TMS). TMS provides such services on behalf of approximately 700 educational institutions.

As of September 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

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

June 30, 2015, 2014 and 2013

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

Our consolidated financial statements include the accounts of FMD and its subsidiaries. We evaluate our involvement with certain variable interest entities (VIEs) and whether they should be consolidated, in accordance with Accounting Standards Codification (ASC) 810, Consolidation.

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

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds and certificates of deposit to be cash equivalents. Cash equivalents are carried at cost, which also approximates fair value.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

(c)	Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and is not available for our use. In the case of TMS, it collects tuition payments from students or their families on behalf of educational institutions that are held under a trust agreement for the benefit of TMS’ educational institution clients. In the case of Cology LLC, it collects and disburses loan origination proceeds on behalf of its clients. Restricted cash held by our other subsidiary, First Marblehead Education Resources, Inc. (FMER), relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

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

•

Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the asset-backed securities (ABS) issued in the securitizations and any additional structural advisory fees. In the absence of readily determinable market values, we estimate the fair value of service revenue receivables based on the present value of expected future cash flows at our consolidated balance sheet dates. Such estimate includes assumptions regarding discount rates, prepayment rates, default rates, recovery rates and forward interest rates, among others. If readily

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

determinable market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(f)	Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on their own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. In connection with our acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, we recorded an intangible asset related to the Cology Sellers customer list, which we amortize on a straight-line basis over 15 years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

Goodwill is not amortized, but is subject to an annual evaluation for impairment (or more frequently if indicators of impairment exist). Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible assets exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life when the other intangible losses are evaluated. If we determine that goodwill or other intangible assets are impaired based on our periodic reviews, we would write down the values of these assets through a charge included in general and administrative expenses.

(g)	Property and Equipment

We record leasehold improvements, furniture and fixtures, computers, software and other equipment at cost less accumulated depreciation and amortization. We record depreciation and amortization in general and administrative expenses and calculate them using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the remaining term of the lease, if shorter. We charge maintenance and repairs to general and administrative expenses as incurred.

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

We classify investments in marketable debt securities as available-for-sale, trading or held-to-maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements and are carried at fair value with net unrealized gains and losses recorded in our consolidated statements of operations. We classify investments as held-to-maturity when we have both the ability and intent to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own any investments in marketable debt securities.

(i)	Loans Held-for-Sale

Once a decision has been made to sell loans that were not originated with the intent to sell, we transfer such loans into the held-for-sale classification at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis. After a loan or group of loans is transferred to the held-for-sale account, the loans are revalued at each subsequent reporting date until sold and reported at the lower of cost or fair value. The amortization of any deferred loan origination fees or costs is discontinued and recognition is deferred until the loans are sold. Further, loans transferred to held-for-sale continue to be accorded the same past due and non-accrual treatment as other loans. We currently hold a small portfolio of education loans held-for-sale, which were purchased from our former subsidiary Union Federal Savings Bank (Union Federal) as part of Union Federal’s dissolution. See Note 3, “Discontinued Operations,” and Note 8, “Education Loans Held-for-Sale,” for additional information.

When available, fair value of loans held-for-sale is based on quoted market values. In the absence of readily determined market values, fair value for loans held-for-sale is estimated by discounting the scheduled cash flows through the estimated maturity of the loans. Such estimate includes assumptions for default rates, recovery rates, prepayment rates and a discount rate commensurate with the risks involved. Loans held-for-sale are valued on an aggregate portfolio basis. We record changes in the carrying value of loans held-for-sale in our consolidated statements of operations.

(j)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy is used to categorize fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

(k)	Revenue Recognition

Tuition Payment Processing Fees

Tuition payment processing fees include revenues generated by TMS, including program enrollment fees, late fees, convenience fees, tuition billing fees and refund management fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the payment term which approximates when services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur and tuition billing fees are recognized in the period that the services are provided. Refund management fees include processing fees and card-based fees. Processing fees are fees charged to administer the disbursement of refunds to students, which are recognized in the period that the services are provided. Card-based fees are earned when students elect their refund disbursement in the form of a prepaid card. Fees charged as a result of prepaid card usage are recognized in the period in which the transactions occur.

Administrative and Other Fees

Revenue recognition associated with our Monogram platform is subject to accounting guidance under Accounting Standards Update (ASU) 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 requires that revenue under a contract be allocated to separately-identifiable deliverables based on a fair value analysis and prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, the number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms.

Our consolidated statements of operations for a portion of fiscal 2013 included special servicing fees due from certain securitization trusts that we previously facilitated, which represented compensation to us for managing the performance of default prevention and collections management services. Such fees were based, in part, upon the volume of assets under management, and, in part, upon the reimbursement of expenses. We recognized such fees as the services were performed or as the reimbursable expenses were incurred, as applicable.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

We use the asset and liability method of accounting for the recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We also record interest related to unrecognized tax benefits in income tax expense. Penalties would be recognized as a component of income tax expense in the period in which the minimum statutory threshold is exceeded.

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

(n)	Stock-based Compensation

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

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity, except for those resulting from transactions with stockholders. Net income (loss) is a component of comprehensive income (loss), with all other components referred to in the aggregate as other comprehensive income (loss).

(p)	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include money market funds and deposits due from banks.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

(q)	Discontinued Operations

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

(r)	Recently Issued Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The adoption of ASU 2013-11 did not have an impact on our consolidated financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is not yet known. On April 29, 2015, the Financial Accounting Standards Board (FASB) issued for public comment a proposed ASU that would defer the effective date of this new revenue recognition standard by one year. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, will permit public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Additionally, the ASU will permit organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual reporting periods beginning after December 15, 2016).

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(2)  Summary of Significant Accounting Policies (Continued)

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (ASU 2014-15), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The adoption of ASU 2014-15 may result in additional disclosures in our consolidated financial statements in future periods depending on management’s assessment as to our ability to continue as a going concern.

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

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted. ASU 2015-02 changes the way reporting entities evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

(3)  Discontinued Operations

In May 2014, the Union Federal Board of Directors and the FMD Board of Directors each approved the dissolution of Union Federal and authorized Union Federal to prepare a plan of voluntary dissolution, which plan required the approval of the Union Federal Board of Directors, the Office of the Comptroller of the Currency (OCC) and FMD, as the sole stockholder of Union Federal. In December 2014, the Union Federal Board of Directors, the FMD Board of Directors and FMD, as the sole stockholder of Union Federal, each approved the plan of voluntary dissolution and Union Federal submitted a dissolution application to the OCC for approval. On April 24, 2015, the OCC notified Union Federal that it had conditionally approved the dissolution application, subject to certain consummation requirements and conditions set forth in the OCC’s notification. On June 12, 2015, the OCC confirmed that Union Federal paid a liquidating distribution in the form of a $21.7 million net

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(3)  Discontinued Operations (Continued)

cash dividend to FMD and the OCC approved the dissolution of Union Federal and terminated Union Federal’s charter. On June 30, 2015, the Board of Governors of the Federal Reserve System terminated FMD’s status as a savings and loan holding company.

We evaluated the dissolution of Union Federal in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Based on the evaluation performed, we concluded that Union Federal met each of the criterion required for classification as a discontinued operation. Specifically, we concluded that (1) Union Federal qualified as a component of an entity, as its operations and cash flows can clearly be distinguished from the rest of FMD, (2) the operations and cash flows of Union Federal would be eliminated from the ongoing operations of FMD subsequent to the dissolution and (3) there would be no continuing involvement of FMD in the operations of Union Federal subsequent to the dissolution.

As a result of the foregoing, we reported the operations and activities relating to Union Federal within discontinued operations for fiscal 2015, fiscal 2014 and fiscal 2013. Assets and liabilities related to these operations have been segregated and reported as assets and liabilities from discontinued operations on our consolidated balance sheets.

Assets and liabilities

The assets and liabilities of Union Federal classified as discontinued operations on our consolidated balance sheets, after the effect of elimination entries, are presented below:

	June 30, 2015	June 30, 2014
	(dollars in thousands)
Assets:
Cash and cash equivalents	$—	$86,394
Investments available-for-sale	—	62,309
Education loans held-for-sale	—	21,944
Mortgage loans held-for-sale	—	16,371
Other assets	—	1,788

Total assets	$—	$188,806

Liabilities:
Deposits	$—	$161,067
Other liabilities	—	1,760

Total liabilities	$—	$162,827

Investments available-for-sale    As of June 30, 2014, investments available-for-sale were principally comprised of mortgage-backed securities issued by government-sponsored enterprises and U.S. government agencies and were recorded at fair value. During fiscal 2015, Union Federal liquidated its investment portfolio primarily through a series of sale transactions. In conjunction with the sale transactions, Union Federal received $54.5 million in sales proceeds and derecognized approximately $54.3 million of investments available-for-sale from its consolidated balance sheet.

Education loans held-for-sale    During fiscal 2015, Union Federal sold the majority of its education loan portfolio through a series of sale transactions with third party buyers. In conjunction with these sale transactions, Union Federal received $20.7 million in aggregate sales proceeds and derecognized approximately $20.4 million of education loans and accrued interest from its consolidated balance sheet. A small portfolio of education loans remained after these transactions, which were sold by Union Federal to an indirect subsidiary of FMD in June 2015.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(3)  Discontinued Operations (Continued)

Mortgage loans held-for-sale    During fiscal 2015, Union Federal sold the majority of its mortgage loan portfolio in a transaction with a third party buyer. A small portfolio of mortgage loans remained after this transaction, which were sold by Union Federal to FMD in June 2015. In conjunction with these sale transactions, Union Federal received $14.7 million in aggregate sales proceeds and derecognized approximately $14.8 million of mortgage loans and accrued interest from its consolidated balance sheet.

Deposits    On June 5, 2015, Union Federal sold to BofI Federal Bank (BofI) all of its Federal Deposit Insurance Corporation-insured cash deposits, including individual checking, money market savings and certificates of deposit accounts. In conjunction with the transaction, BofI received approximately $41.6 million in cash and assumed the deposits at par value with no purchase premium.

Revenues and expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the fiscal years ended 2015, 2014 and 2013, after the effects of elimination entries, were as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(dollars in thousands)
Total revenues	$1,056	$4,443	$3,661
Total expenses	3,118	2,657	2,730
Total other (expense) income	(2,635)	962	—

(Loss) income from discontinued operations, before income taxes	(4,697)	2,748	931
Income tax expense	1	250	1

Discontinued operations, net of taxes	$(4,698)	$2,498	$930

Other (expense) income    Other expense for the fiscal year ended June 30, 2015 included fair value write-downs of $2.6 million and $577 thousand on Union Federal’s education loan portfolio and mortgage loan portfolio, respectively, as well as $277 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio. In addition, other expense included $19 thousand and $48 thousand of losses recognized on sale transactions related to Union Federal’s education loan portfolio and mortgage loan portfolio, respectively. These other expense items were partially offset by other income of $845 thousand, which included $644 thousand for the reversal of a reserve for certain aged loan repurchase obligations, $145 thousand in net realized gains on securities sold and $56 thousand for a gain recognized on the sale of education loans. The net realized gains on securities sold recognized included $161 thousand of net realized gains on securities that were reclassified out of accumulated other comprehensive loss. There was no tax benefit reclassified out of accumulated other comprehensive loss as there was a full valuation allowance against the deferred tax asset.

Other income for the fiscal year ended June 30, 2014 included $2.1 million in gains recognized on the sales of portfolios of education loans to RBS Citizens, N.A., partially offset by $1.1 million in losses reclassified out of accumulated other comprehensive income. The $1.1 million reclassification adjustment represented $132 thousand in net realized losses on securities sold during the year and the remaining $970 thousand represented other-than-temporary impairment losses as we no longer had the intent and ability to hold the securities to recovery. There was no tax benefit reclassified out of accumulated other comprehensive income as there was a full valuation allowance against the corresponding deferred tax asset.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(3)  Discontinued Operations (Continued)

Exit costs    The table below presents a reconciliation of the beginning and ending liability balances for both severance and retention costs associated with the Union Federal’s dissolution. As of June 30, 2015, the cumulative amounts incurred for severance and retention costs were $253 thousand and $308 thousand, respectively. In addition to the severance and retention costs, there were also contract and lease termination costs of $455 thousand and $180 thousand, respectively, associated with Union Federal’s dissolution.

	Severance	Retention
	(dollars in thousands)
Balance, June 30, 2014	$246	$24
Additional expense incurred during the period	7	284
Payments made during the period	(20)	(53)
Transfer of liability to FMD	(233)	(255)

Balance, June 30, 2015	$—	$—

(4)  Asset Acquisition of Cology, Inc.

On October 19, 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers for $4.7 million in cash and the assumption of certain liabilities. Cology LLC provides education loan processing and disbursement services to approximately 335 credit union and other lender clients. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we established a performance incentive plan that provided for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. Since the achievement of these profitability targets were not achieved, we did not accrue any amounts under the performance incentive plan as of June 30, 2015.

(5)  Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,
	2015	2014
	(dollars in thousands)
Cash equivalents (money market funds)	$37,845	$29,856
Certificates of deposit	5,002	—
Interest-bearing deposits with banks	1,606	2,793
Non-interest-bearing deposits with banks	2,551	1,306

Total cash and cash equivalents	$47,004	$33,955

(6)  Short-term Investments

Short-term investments of $16.0 million at June 30, 2015 and $40.1 at million June 30, 2014 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposits have a range of maturities between 1.9 months to 8.0 months.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(7)  Education Loans Held-to-Maturity

We hold a small portfolio of education loans held-to-maturity totaling $772 thousand at June 30, 2015 and $838 thousand at June 30, 2014, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at June 30, 2015 and June 30, 2014.

(8)  Education Loans Held-for-Sale

We hold a small portfolio of education loans held-for-sale totaling $252 thousand at June 30, 2015, which were sold by Union Federal to an indirect subsidiary of FMD in June 2015, as part of Union Federal’s dissolution. This portfolio was classified within other assets on the consolidated balance sheet at June 30, 2015.

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

We carry deposits for participation accounts at fair value on our consolidated balance sheets. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and losses related to the participation accounts based on the net present value of expected future cash flows into and out of the participation account related to education loans originated as of our consolidated balance sheet dates,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(9)  Deposits for Participation Interest Accounts (Continued)

using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in the estimated fair value of participation accounts, if any, in revenues as part of administrative and other fees.

The following table presents detailed activity related to our participation accounts for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014
Balance, beginning of period	$15,834	$13,147
Net fundings	3,549	3,075
Defaults	(828)	(385)
Recoveries	107	19
Interest earned/other	212	67
Fair value adjustment	(998)	(89)

Balance, end of period	$17,876	$15,834

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the fiscal years ended June 30, 2015 and 2014 was $2.8 million and $2.7 million, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value or the amount on deposit in the participation account. As of June 30, 2015 and 2014, the aggregate amount of our funded first-loss credit enhancement was $18.5 million and $15.7 million, respectively.

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

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both June 30, 2015 and June 30, 2014, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(10)  Fair Value Measurements (Continued)

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

	June 30,
	2015				2014
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$17,876	$17,876	$—	$—	$15,834	$15,834
Service revenue receivables	—	—	12,151	12,151	—	—	13,979	13,979

Total assets	$—	$—	$30,027	$30,027	$—	$—	$29,813	$29,813

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for fiscal 2015 and fiscal 2014. All realized and unrealized gains and losses recorded during the years presented relate to assets still held at our consolidated balance sheet dates.

	Fiscal years ended June 30,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of year	$15,834	$13,979	$13,147	$14,817
Realized and unrealized (losses) gains	(1,695)	1,859	(455)	2,330
Net contributions (distributions)	3,737	(3,687)	3,142	(3,168)

Fair value, end of year	$17,876	$12,151	$15,834	$13,979

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(10)  Fair Value Measurements (Continued)

The following table presents additional quantitative information about the assets recorded at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at June 30, 2015:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$17,876	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5.75-15.0%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%

Service revenue receivables	$12,151	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at June 30, 2015 and June 30, 2014 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(10)  Fair Value Measurements (Continued)

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not recorded at fair value on our consolidated balance sheets at June 30, 2015 and June 30, 2014. The carrying amount for these instruments approximates fair value principally due to their short maturities.

June 30, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,004	$47,004	$47,004	$—	$—
Short-term investments	16,002	16,002	16,002	—	—
Restricted cash	96,964	96,964	96,964	—	—
Financial Liabilities:
Restricted funds due to clients	$96,854	$96,854	$96,854	$—	$—

June 30, 2014	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$33,955	$33,955	$33,955	$—	$—
Short-term investments	40,057	40,057	40,057	—	—
Restricted cash	94,436	94,436	94,436	—	—
Financial Liabilities:
Restricted funds due to clients	$94,272	$94,272	$94,272	$—	$—

(11)  Goodwill and Intangible Assets

(a)	Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers during fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through June 30, 2015.

(b)	TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at June 30, 2015 and 2014 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(11)  Goodwill and Intangible Assets (Continued)

expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through June 30, 2015.

(c)	Impairment Review of Goodwill

In fiscal 2015, we evaluated our goodwill for impairment on May 31, 2015, which is our annual impairment testing date, and concluded that the fair market value of the TMS and Cology LLC reporting units were in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exits, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

(d)	Intangible Assets

Intangible assets at June 30, 2015 include the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer lists	15	$23,600	$(6,421)	$17,179
Technology	6	3,650	(2,737)	913
Tradename	15	1,950	(585)	1,365

Total intangible assets at June 30, 2015		$29,200	$(9,743)	$19,457

Amortization expense recorded during the fiscal years ended June 30, 2015 and 2014 was $2.3 million and $2.4 million, respectively.

Estimated annual amortization expense for each of the fiscal years subsequent to June 30, 2015 and thereafter is as follows:

	Customer lists	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
2016	$1,573	$608	$130	$2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
2020	1,573	—	130	1,703
Thereafter	9,314	—	715	10,029

Total	$17,179	$913	$1,365	$19,457

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(12)  Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. We calculate depreciation and amortization for financial reporting purposes using the straight line method over the estimated useful life of the asset.

	June 30,
	2015	2014	Useful life
	(dollars in thousands)
Equipment	$13,904	$13,725	3-5 years
Software	43,713	41,557	3 years
Software under development	3	343
Leasehold improvements	12,248	11,840	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	17,463	17,463	lesser of 3-5 years or lease term
Furniture and fixtures	2,717	2,706	5 years

	90,048	87,634
Less accumulated depreciation and amortization	(84,789)	(81,815)

Total property and equipment, net	$5,259	$5,819

(13)  Restricted Funds Due to Clients

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

(14)  Commitments and Contingencies

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

On September 10, 2013 we received two Notices of Proposed Adjustment (NOPAs) from the IRS. In the NOPAs, the IRS asserted that our sale of the Trust Certificate should not be recognized for federal income tax

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(14)  Commitments and Contingencies (Continued)

purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concluded that the transaction should be characterized as a financing instead of a sale and asserted that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs proposed to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years.

On December 18, 2014, the IRS informed us that it is no longer challenging the federal tax refunds we previously received in the amounts of $176.6 million and $45.1 million. The IRS has provided us with its final examination report confirming that the refunds were correct and we do not owe additional tax. The IRS’s decision not to challenge these federal tax refunds was subject to the review of the Joint Committee on Taxation, as is required for all refunds in excess of $5.0 million. On June 23, 2015, the IRS informed us that the Joint Committee on Taxation had completed its consideration of the IRS’s final examination report and had taken no exception to the conclusions reached by the IRS. As a result, the IRS’s audit of our tax returns for fiscal 2007 through fiscal 2010 is now complete.

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. On November 9, 2011, the Massachusetts Appellate Tax Board (ATB) issued an order (ATB Order) regarding these proceedings. On January 28, 2015, the Massachusetts Supreme Judicial Court (SJC) issued its opinion in these proceedings and affirmed the decision of the ATB. We were not required to make any payments to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006 at that time as we had made a $5.1 million payment to the Massachusetts Department of Revenue in the third quarter of fiscal 2012 that satisfied our obligations for those tax years. In affirming the ATB, the SJC’s opinion interpreted the controlling statute in a manner that is inconsistent with the ATB’s interpretation, as well as the interpretations advocated by both GATE and the Massachusetts Commissioner of Revenue (Commissioner) in their briefs. We believe the SJC’s statutory analysis is incorrect. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court of the United States.

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

June 30, 2015, 2014 and 2013

(14)  Commitments and Contingencies (Continued)

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

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court of the United States on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. The SJC’s opinion in the cases related to GATE’s taxable years ended June 30, 2004, 2005 and 2006 may influence the outcome of our appeal for the taxable years ended June 30, 2008 and 2009.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of June 30, 2015, we had accrued a total income tax liability of $26.6 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(14)  Commitments and Contingencies (Continued)

taxable years ended June 30, 2008 and 2009. As of June 30, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.6 million.

(b)	NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery (Chancery Court) against NC Residuals Owners Trust (NC Residuals) and The Wilmington Trust Company in its capacity as owner trustee (the Owner Trustee) of certain of the securitization trusts that we previously facilitated (the GATE Trusts). The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN.

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

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals refused to comply with FMD’s request and claimed ownership of the GATE Trusts and also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD and NC Residuals agreed to submit this matter to non-binding mediation, and the Chancery Court entered an order at the parties’ request staying the litigation pending completion of the mediation. On May 21, 2015, FMD and NC Residuals entered into a settlement agreement. As part of the settlement, FMD paid NC Residuals $5.0 million and NC Residuals released any and all claims of ownership of the GATE Trusts, including any and all claims to the cash distributions from the GATE Trusts, and agreed to cooperate with FMD to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD, including executing any documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records. In addition, as part of the settlement, cash distributions of $4.2 million from the GATE Trusts that had previously been withheld, were paid to FMD. On July 10, 2015, the Chancery Court dismissed this matter with prejudice.

(c)	Operating Leases

We lease office space and equipment under non-cancelable operating leases expiring at various times through March 2017. Rent expense under operating leases from continuing operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $3.6 million, $4.2 million and $4.2 million, respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(14)  Commitments and Contingencies (Continued)

The future minimum office space lease payments required under operating leases for each of the succeeding fiscal years subsequent to June 30, 2015 are as follows:

Fiscal years ending June 30,	Lease obligations
(dollars in thousands)
2016	$2,620
2017	1,916
2018 and thereafter	—

Total minimum lease payments	$4,536

We are entitled to receive approximately $605 thousand under non-cancelable subleases of office space through fiscal 2017.

(d)	TMS Guarantee Payments

TMS is subject to guarantee arrangements with certain educational institutions for a portion of eligible monthly education payment plans. We record a liability for those guarantee arrangements, which is included in other liabilities on the June 30, 2015 consolidated balance sheet. The liability pertaining to the guarantee arrangement was approximately $210 thousand at June 30, 2015. We also record a bad debt expense if it is probable that a loss will result and the amount of the loss can be reasonably estimated, which is included as a miscellaneous expense in general and administrative expenses on the fiscal 2015 consolidated statement of operations. We recorded approximately $85 thousand in bad debt expense related to the guarantee arrangements for fiscal 2015. Although we believe that our estimate related to TMS’ guarantee arrangements are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

(e)	Cology LLC Contingent Liability

Under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As of June 30, 2015, we recorded a liability of $350 thousand, which is included in other liabilities on our consolidated balance sheet, with a corresponding contingent loss included in general and administrative expenses on our consolidated statement of operations. Based on the information obtained, combined with management’s judgment regarding all of the facts and circumstances of the matter, we determined that a contingent loss is probable and that the amount of such loss can be estimated, ranging from approximately $13 thousand to $420 thousand. In determining the range and amount of the contingent loss, we took into consideration advice received from our external counsel, who has extensive experience in the specific matter, as well as other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and the contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(15)  Net Interest Income

The following table reflects the components of net interest income, presented within other income on our consolidated statements of operations:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$32	$37	$98
Short-term investments	47	176	337
Restricted cash	17	14	38
Education loan interest income	1	—	—

Total interest income	97	227	473
Interest expense:
Lease obligations	5	25	124

Total interest expense	5	25	124

Net interest income	$92	$202	$349

(16)  Other Income

During fiscal 2015, we recorded other income of $295 thousand, consisting of $281 thousand in proceeds from the TERI settlement, discussed below, and $77 thousand in cash recoveries on previously defaulted education loans held by FMD. These other income items were partially offset by a $63 thousand loss recognized on a sale of mortgage loans, which were acquired by FMD from Union Federal as part of the dissolution of Union Federal and subsequently sold to a third party prior to June 30, 2015.

The Education Resources Institute, Inc. (TERI) was a private, not-for-profit Massachusetts organization. In its role as guarantor in the education lending market, TERI previously agreed to reimburse many of the securitization trusts we facilitated for unpaid principal and interest on defaulted education loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the TERI Reorganization). As a result of the TERI Reorganization, the securitization trusts facilitated by us have not been able to fully realize TERI’s guarantee obligations. Under TERI’s confirmed plan of reorganization, which became effective in November 2010, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. In addition, FMD and certain subsidiaries entered into a stipulation with TERI and the Official Committee of Unsecured Creditors of TERI that became effective in October 2010 that resolved all claims and controversies among the parties to the agreement. The proceeds from the TERI settlement represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

During fiscal 2014, we recorded other income of $582 thousand, consisting of $281 thousand in proceeds from the TERI settlement, $225 thousand related to the sale of Cology LLC’s loan servicing business and $76 thousand in cash recoveries on previously defaulted education loans held by FMD.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(17)  General and Administrative Expenses

The following table reflects the components of general and administrative expenses:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
General and administrative expenses:
Third-party services	$13,457	$14,689	$14,651
Depreciation and amortization	5,286	5,288	4,347
Marketing	2,097	1,799	5,123
Occupancy and equipment	9,988	10,856	11,379
Servicer fees	3	278	650
Merchant fees	8,818	7,773	6,663
Trust related special servicing expenses	—	—	1,639
Other	12,630	6,946	7,498

Total	$52,279	$47,629	$51,950

The largest component of general and administrative expenses was third-party services, which primarily consisted of legal fees in support of ongoing litigation as well as outside consultant and temporary employment costs. Included in other expenses in fiscal 2015, fiscal 2014 and fiscal 2013 were fees of $1.2 million, $1.1 million and $1.2 million, respectively, paid to Sextant Holdings, LLC (Sextant) under a time-sharing agreement for business-related use of a private aircraft. Under the time sharing agreement, the fees may not exceed the actual expense of each specific flight as authorized by federal aviation regulations. In addition to the time sharing agreement, the FMD Board of Directors approved 75 hours of flight time for personal flight reimbursement each fiscal year. The reimbursement for personal travel time was $488 thousand for fiscal 2015, $522 thousand for fiscal 2014 and $400 thousand for fiscal 2013. The reimbursements for personal travel were included in compensation and benefits. The sole manager and member of Sextant is Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the Board. The increase of other expenses in fiscal 2015 as compared to fiscal 2014 was principally the result of a $5.0 million legal settlement.

(18)  Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. We remain subject to federal income tax examinations for fiscal 2012 through fiscal 2014. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Note 14, “Commitments and Contingencies—Income Tax Matters,” for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2011 and June 30, 2015.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(18)  Income Taxes (Continued)

The following table reflects components of income tax expense attributable to loss from continuing operations before income taxes:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
Current:
Federal	$—	$—	$—
State	675	659	1,967

Total current tax expense	675	659	1,967
Deferred:
Federal	355	361	431
State	115	105	(103)

Total deferred tax expense	470	466	328

Income tax expense from continuing operations	$1,145	$1,125	$2,295

The following table reconciles the expected federal income tax expense from continuing operations (computed by applying the federal statutory tax rate to loss before income taxes) to recorded income tax expense from continuing operations:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
Computed federal tax benefit	$(14,677)	$(13,629)	$(17,091)
State tax, net of federal benefit	514	496	1,212
Federal valuation allowance	14,548	13,022	17,393
Non-deductible compensation	895	1,134	661
Other, net	(135)	102	120

Income tax expense from continuing operations	$1,145	$1,125	$2,295

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(18)  Income Taxes (Continued)

The following table reflects the tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities:

	June 30,
	2015	2014
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$74,946	$58,106
Federal benefit of unrecognized tax benefits	9,297	9,062
Depreciation and amortization	1,191	3,294
Allowance for loan losses	6,965	5,966
Amortization of deferred costs	2,296	2,720
Other, net	10,787	9,058

Gross deferred tax assets	105,482	88,206
Valuation allowance	(96,623)	(79,911)

Total net deferred tax asset	8,859	8,295
Deferred tax liabilities:
Additional structural advisory fees	(559)	(774)
Residual fees	(7,014)	(6,063)
Other, net	(3,413)	(3,113)

Total deferred tax liability	(10,986)	(9,950)

Net deferred tax liability	$(2,127)	$(1,655)

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2015 and June 30, 2014. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars in thousands)
Beginning unrecognized tax benefits	$20,452	$20,452	$19,630
Additional state tax liability recognized for the 2008 and 2009 tax years	—	—	822

Ending unrecognized tax benefits	$20,452	$20,452	$20,452

Beginning accrued interest	$5,441	$4,787	$3,451
Interest expense recognized	671	654	1,336

Ending accrued interest	$6,112	$5,441	$4,787

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(18)  Income Taxes (Continued)

The ending balance at June 30, 2015, 2014, and 2013 if recognized would favorably affect our effective income tax rate. We recognize interest and penalties in income tax expense when incurred.

(19)  Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Fiscal years ended June 30,
	2015	2014	2013
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(43,080)	$(40,065)	$(51,127)
(Loss) income from discontinued operations, net of taxes, available and allocated to common shares outstanding	(4,698)	2,498	930

Net loss available and allocated to common shares outstanding	$(47,778)	$(37,567)	$(50,197)

Net (loss) income per basic and diluted common share:
From continuing operations	$(3.75)	$(3.55)	$(4.77)
From discontinued operations	(0.41)	0.22	0.09

Total basic and diluted net loss per common share	$(4.16)	$(3.33)	$(4.68)

Basic and diluted weighted-average common shares outstanding	11,493	11,270	10,735

The following table presents the weighted-average shares outstanding for RSUs and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted earnings per common share:

	Fiscal years ended June 30,
	2015	2014	2013
	(in thousands)
RSUs	679	377	316
Stock options	601	603	607

(20)  Stockholders’ Equity

(a)	Preferred Stock

As of June 30, 2015 and June 30, 2014, we had 20,000,000 shares of preferred stock, at a par value of $0.01 per share, authorized with no shares issued or outstanding.

(b)	2003 Employee Stock Purchase Plan

In 2003, the FMD Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 60,000 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of FMD’s common stock at the lower of 85% of its fair market value at the beginning or at the end of each offering period. Participation was voluntary. In April 2008, the FMD

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(20)  Stockholders’ Equity (Continued)

Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued under the ESPP in fiscal 2015, fiscal 2014 or fiscal 2013. At June 30, 2015, 40,555 shares were available for future purchase under the ESPP.

(c)	Treasury Stock

Treasury stock was $188.4 million (1,072,000 shares) and $187.9 million (960,000 shares) at June 30, 2015 and June 30, 2014, respectively. The increase in shares was a result of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

(21)  Stock-Based Compensation

Stock-based compensation expense was $4.3 million, $4.4 million and $4.2 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. As of June 30, 2015, there was $5.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately two years.

(a)	Stockholder Approved Plans

We have stock awards outstanding under three stock-based incentive compensation plans, each approved by both the FMD Board of Directors and stockholders in 2002 (2002 Plan), 2003 (2003 Plan) and 2011 (2011 Plan).

Under the 2002 Plan, we granted non-statutory stock options to non-employee members of the FMD Board of Directors. In 2006, the FMD Board of Directors suspended new awards under the 2002 Plan. As of June 30, 2015, 600 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan.

Under the 2003 Plan, we granted stock based awards to employees, directors and consultants. No further awards may be granted under the 2003 Plan following the stockholder approval of the 2011 Plan in November 2011; however, 15,698 shares of common stock were issuable upon the vesting of awards granted under the 2003 Plan as of June 30, 2015.

Under the 2011 Plan, the FMD Board of Directors, or one or more sub-committees of the FMD Board of Directors, may grant options, restricted stock, RSUs, or other stock based awards or performance awards to employees, directors, consultants or advisors. As of June 30, 2015, 180,608 shares were available for future grant under the 2011 Plan and 814,178 shares of common stock were issuable upon the vesting of awards granted under the 2011 Plan. We typically issue new shares of common stock as opposed to using treasury shares.

(b)	Stock Options

The following table summarizes information about stock options outstanding at June 30, 2015:

Exercise prices	Number outstanding	Weighted-average remaining contractual term (in years)	Weighted-average exercise price	Number exercisable
	(shares in thousands)
$60.00(1)	200	3.06	$60.00	200
$120.00(1)	200	3.06	120.00	200
$160.00(1)	200	3.06	160.00	200
$190.40	1	0.22	190.40	1

$60.00 - $190.40	601	3.06	113.41	601

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(21)  Stock-Based Compensation (Continued)

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

The options exercisable at June 30, 2015 have no intrinsic value as the exercise prices are above market price. The weighted-average remaining contractual term of options exercisable is approximately three years. Options expire at a maximum of ten years from the grant date.

The following table presents stock option activity for fiscal 2015, fiscal 2014 and fiscal 2013:

	Number of options	Weighted- average exercise price per share
	(shares in thousands)
Outstanding options at June 30, 2012	610	114.32
Exercised	(1)	200.37
Expired	(2)	33.30

Outstanding options at June 30, 2013	607	114.31
Forfeited	(1)	260.05
Expired	(3)	85.75

Outstanding options at June 30, 2014	603	114.13
Expired	(2)	329.70

Outstanding options at June 30, 2015	601	113.41

(c)	Stock Units

Each stock unit, including both RSUs and director stock units, represents a contingent right to receive one share of FMD common stock upon vesting. Shares in respect of vested stock units are issued as soon as practicable after each vesting date.

Pursuant to a directors’ compensation program formerly under the 2003 Plan and now under the 2011 Plan, our non-employee directors are entitled to stock units for their service. Stock units granted to non-employee directors are fully vested upon grant. In May 2010, the director compensation program was amended to provide for the grant of 1,000 stock units upon initial election to the FMD Board of Directors and an annual grant of 1,000 stock units on September 20 of each year, if the non-employee director has then served on the FMD Board of Directors for at least 180 days. During fiscal 2015, fiscal 2014 and fiscal 2013, 5,000 stock units, 6,000 stock units and 6,000 stock units were granted to non-employee directors, respectively.

RSUs may be granted to employees and outside consultants. During fiscal 2015, approximately 580,000 RSUs were granted to employees (other than Daniel Meyers), including executive officers, all of which were due

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015, 2014 and 2013

(21)  Stock-Based Compensation (Continued)

to vest over the next four years and an additional 220,000 RSUs were granted to Daniel Meyers, all of which vested immediately. During fiscal 2014, approximately 305,400 RSUs were granted to employees (other than Daniel Meyers), including executive officers, all of which were due to vest over the next four years and an additional 110,000 RSUs were granted to Daniel Meyers, all of which vested immediately. During fiscal 2013, approximately 223,700 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date.

The following table presents stock unit activity, including both RSUs and director stock units, for fiscal 2015, fiscal 2014 and fiscal 2013:

	Number of stock units	Weighted- average grant date fair value per share
	(shares in thousands)
Outstanding stock units at June 30, 2012	183	26.84
Granted	230	11.72
Vested and issued	(100)	25.46
Forfeited	(14)	12.64

Outstanding stock units at June 30, 2013	299	16.36
Granted	421	9.88
Vested and issued	(208)	12.40
Forfeited	(120)	11.32

Outstanding stock units at June 30, 2014	392	12.44
Granted	805	4.80
Vested and issued	(346)	7.45
Forfeited	(21)	10.58

Outstanding stock units at June 30, 2015	830	7.16

(22)  Defined Contribution Plans

We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We made contributions of approximately $800 thousand for each of the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY INFORMATION

The table below summarizes unaudited quarterly information for each of the three month periods in fiscal 2015 and fiscal 2014:

	Three months ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
	(dollars in thousands, except per share data)
Revenues	$14,117	$11,142	$13,181	$7,734
Expenses	24,458	24,097	20,693	19,248
Other income (expense)	56	318	37	(24)
Income tax expense	243	275	360	267

Loss from continuing operations	(10,528)	(12,912)	(7,835)	(11,805)
Discontinued operations, net of taxes	(2,913)	207	(761)	(1,231)

Net loss	$(13,441)	$(12,705)	$(8,596)	$(13,036)

Net (loss) income per basic and diluted common share:
From continuing operations	$(0.92)	$(1.12)	$(0.68)	$(1.03)
From discontinued operations	(0.26)	0.02	(0.07)	(0.10)

Total basic and diluted net loss per common share	$(1.18)	$(1.10)	$(0.75)	$(1.13)

	Three months ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
	(dollars in thousands, except per share data)
Revenues	$12,696	$10,639	$13,283	$7,538
Expenses	24,466	19,421	19,912	20,081
Other income	72	359	71	282
Income tax expense	275	258	334	258

Loss from continuing operations	(11,973)	(8,681)	(6,892)	(12,519)
Discontinued operations, net of taxes	419	1,033	1,779	(733)

Net loss	$(11,554)	$(7,648)	$(5,113)	$(13,252)

Net (loss) income per basic and diluted common share:
From continuing operations	$(1.07)	$(0.77)	$(0.61)	$(1.10)
From discontinued operations	0.04	0.09	0.16	(0.07)

Total basic and diluted net loss per common share	$(1.03)	$(0.68)	$(0.45)	$(1.17)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on our assessment, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. That report appears on page 103 of this annual report.

/S/ DANIEL MEYERS
Chief Executive Officer and Chairman of the Board of Directors

/s/ ALAN BREITMAN
Managing Director and Chief Financial Officer and Chief Accounting Officer

Audit Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited The First Marblehead Corporation’s (the Company) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated September 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 9, 2015

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2015 in connection with our 2015 annual meeting of stockholders, which we refer to below as our 2015 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1, “Business,” of this annual report.

The information required by this item with respect to directors will be contained in our 2015 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this annual report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2015 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2015 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this annual report by reference. Complete copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as FMD’s corporate governance guidelines, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, One Cabot Road, Suite 200, Medford, Massachusetts 02155 or e-mailing Investor Relations at info@fmd.com.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2015 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this annual report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2015 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this annual report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2015 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2015 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this annual report by reference.

The information required by this item with regard to director independence will be contained in our 2015 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2015 Proxy Statement under the caption “Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this annual report by reference.

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

THE FIRST MARBLEHEAD CORPORATION

By:	/S/ DANIEL MEYERS
Daniel Meyers
Chief Executive Officer and Chairman of the Board of Directors

Date:	September 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 9, 2015

/S/ ALAN BREITMAN Alan Breitman	Managing Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 9, 2015

/S/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	September 9, 2015

/S/ PETER S. DROTCH Peter S. Drotch	Director	September 9, 2015

/S/ THOMAS P. EDDY Thomas P. Eddy	Director	September 9, 2015

/S/ SETH GELBER Seth Gelber	Director	September 9, 2015

/S/ WILLIAM D. HANSEN William D. Hansen	Director	September 9, 2015

EXHIBIT INDEX

Number	Description

2.1(1)††	Loan Purchase and Sale Agreement, dated January 23, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant

2.2(2)	Loan Purchase and Sale Agreement, dated June 25, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant

3.1(3)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(4)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated December 2, 2013

3.3(5)	Amended and Restated By-laws of the Registrant

4.1(6)	Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank

4.2(6)	Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank

10.1(5)#	2002 Director Stock Plan

10.2(5)#	2003 Employee Stock Purchase Plan

10.3(7)#	2003 Stock Incentive Plan, as amended and restated

10.4(8)#	2011 Stock Incentive Plan, as amended

10.5(3)#	Executive Incentive Compensation Plan

10.6(2)#	Summary of non-employee director compensation arrangements

10.7(9)#	Form of Nonstatutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan

10.8(10)#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan

10.9(11)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.10(12)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

10.11(11)#	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

10.12(13)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers

10.13(14)#	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers

10.14(13)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers

Number	Description

10.15(14)#	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers

10.16(15)#	Non-Statutory Stock Option Agreement for $60.00 stock options between the Registrant and Daniel Meyers

10.17(15)#	Non-Statutory Stock Option Agreement for $120.00 stock options between the Registrant and Daniel Meyers

10.18(15)#	Non-Statutory Stock Option Agreement for $160.00 stock options between the Registrant and Daniel Meyers

10.19(14)#	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented

10.20(16)#	Letter Agreement, dated June 7, 2004, between the Registrant and William P. Baumer, as supplemented

10.21(16)#	Letter Agreement, dated January 11, 2011, between the Registrant and Barry Heneghan

10.22(17)#	Letter Agreement, dated June 20, 2014, between the Registrant and Alan Breitman

10.23(2)#	Letter Agreement, dated May 29, 2014, between the Registrant and Richard Neely

10.24(18)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC

10.25(15)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended

10.26(19)	Second Amendment to Lease, dated as of November 3, 2010, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.27(11)	Third Amendment to Lease, dated as of July 1, 2011, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.28(20)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC

10.29(20)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

10.30(20)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.31(20)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust

10.32(20)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC

10.33(21)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.

10.34(21)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.

10.35(22)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.36(15)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

Number	Description
10.37(23)††	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.38(23)††	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.39(23)††	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.40(24)††	Fifth Amendment to Loan Program Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.41(25)††	Twelfth Amendment to Loan Program Agreement dated as of April 30, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.42(2)††	Thirteenth Amendment to Loan Program Agreement dated as of May 30, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.43(26)††	Sixteenth Amendment to Loan Program Agreement dated as of November 10, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.44(27)††	Loan Program Agreement, dated as of August 2, 2012, among the Registrant, First Marblehead Education Resources, Inc., and SunTrust Bank

10.45(26)††	Loan Origination Services Agreement dated as of November 10, 2014, by and between First Marblehead Education Resources, Inc. and Nelnet Servicing, LLC d/b/a Firstmark Services

10.46††	First Amendment, dated May 14, 2015, to Loan Origination Services Agreement dated as of November 10, 2014, by and between First Marblehead Education Resources, Inc. and Nelnet Servicing, LLC d/b/a Firstmark Services

10.47(28)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.48(29)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

10.49(30)	Purchase and Assignment Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and VCG Special Opportunities Master Fund Limited

10.50(30)	Inducement Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.51(31)	Purchase and Assumption Agreement, dated as of December 19, 2014, by and among BofI Federal Bank, Union Federal Savings Bank and, solely for purposes of Sections 7.7 and 7.11 and Articles 10, 11 and 12, the Registrant

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2014.

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 10, 2014.

(3)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on August 29, 2008.

(4)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 2, 2013.

(5)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 20, 2010.

(7)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-8 (File No. 333-163141).

(8)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on October 2, 2013.

(9)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004.

(10)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005.

(11)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 8, 2011.

(12)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2012.

(13)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 18, 2008.

(14)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 2, 2010.

(15)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 3, 2009.

(16)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 13, 2013.

(17)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 2, 2014.

(18)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(19)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 5, 2010.

(20)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 6, 2009.

(21)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 16, 2009.

(22)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(23)	Incorporated by reference to the exhibits to the Registrant’s Amendment No. 1 to annual report on Form 10-K filed with the SEC on November 18, 2010.

(24)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 15, 2011.

(25)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 6, 2014.

(26)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2015.

(27)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012.

(28)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2010.

(29)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 22, 2010.

(30)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 14, 2011.

(31)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 11, 2015.

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

#	This Exhibit is a management contract or compensatory plan or arrangement.