Form 10-Q
period 2015-09-30
FIRST MARBLEHEAD CORP
filed 2015-11-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the registrant had 11,678,712 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 9, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 9, 2015.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$36,236	$47,004
Short-term investments, at cost	16,007	16,002
Restricted cash	125,089	96,964
Deposits for participation interest accounts, at fair value	21,795	17,876
Service revenue receivables, at fair value	11,304	12,151
Goodwill	20,066	20,066
Intangible assets, net	18,879	19,457
Property and equipment, net	4,892	5,259
Other assets	11,688	6,027

Total assets	$265,956	$240,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$125,125	$96,854
Accounts payable, accrued expenses and other liabilities	14,709	12,392
Income taxes payable	27,405	27,233
Net deferred income tax liability	2,244	2,127

Total liabilities	169,483	138,606
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,818 and 12,606 shares issued; 11,679 and 11,534 shares outstanding	128	126
Additional paid-in capital	467,276	466,640
Accumulated deficit	(182,284)	(176,169)
Treasury stock, 1,139 and 1,072 shares held, at cost	(188,647)	(188,397)

Total stockholders’ equity	96,473	102,200

Total liabilities and stockholders’ equity	$265,956	$240,806

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2015	2014
Revenues:
Tuition payment processing fees	$9,395	$8,287
Administrative and other fees	6,353	4,880
Fair value changes to service revenue receivables	779	950

Total revenues	16,527	14,117
Expenses:
Compensation and benefits	8,189	9,911
General and administrative	14,217	14,547

Total expenses	22,406	24,458
Other income	58	56

Loss from continuing operations, before income taxes	(5,821)	(10,285)
Income tax expense from continuing operations	294	243

Net loss from continuing operations	(6,115)	(10,528)
Discontinued operations, net of taxes	—	(2,913)

Net loss	$(6,115)	$(13,441)

Net loss per basic and diluted common share:
From continuing operations	$(0.53)	$(0.92)
From discontinued operations	—	(0.26)

Total basic and diluted net loss per common share	$(0.53)	$(1.18)

Basic and diluted weighted-average common shares outstanding	11,592	11,385

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2015	2014
Net loss	$(6,115)	$(13,441)
Other comprehensive income, net of tax:
Net unrealized gains (losses) on investments available-for-sale arising during the period	—	120

Total other comprehensive income	—	120

Total comprehensive loss	$(6,115)	$(13,321)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(13,441)	—	(13,441)
Accumulated other comprehensive income	—	—	—	—	—	—	120	120

Total comprehensive loss	—	—	—	—	—	(13,441)	120	(13,321)
Net stock issuance from vesting of stock units	335	3	(108)	(511)	(3)	—	—	(511)
Stock-based compensation	—	—	—	—	1,819	—	—	1,819

Balance at September 30, 2014	12,595	$125	(1,068)	$(188,371)	$464,144	$(141,832)	$419	$134,485

Balance at June 30, 2015	12,606	$126	(1,072)	$(188,397)	$466,640	$(176,169)	$—	$102,200
Comprehensive loss:
Net loss	—	—	—	—	—	(6,115)	—	(6,115)

Total comprehensive loss	—	—	—	—	—	(6,115)	—	(6,115)
Net stock issuance from vesting of stock units	212	2	(67)	(250)	(2)	—	—	(250)
Stock-based compensation	—	—	—	—	638	—	—	638

Balance at September 30, 2015	12,818	$128	(1,139)	$(188,647)	$467,276	$(182,284)	$—	$96,473

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,115)	$(13,441)
Discontinued operations, net of tax	—	2,913
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	1,267
Deferred income tax expense	117	71
Stock-based compensation	638	1,819
Service revenue receivable distributions	1,626	1,366
Changes in assets/liabilities:
Participation interest accounts	(3,919)	220
Fair value increase to service revenue receivables	(779)	(950)
Other assets	(5,661)	(2,912)
Accounts payable, accrued expenses and other liabilities	2,317	1,274
Income taxes payable	172	167

Net cash used in operating activities – continuing operations	(10,214)	(8,206)
Net cash provided by operating activities – discontinued operations	—	1,431

Net cash used in operating activities	(10,214)	(6,775)
Cash flows from investing activities:
Purchases of short-term investments	(5,007)	(5,009)
Proceeds from maturities of short-term investments	5,002	19,062
Net increase in restricted cash	(28,125)	(16,709)
Net increase in restricted funds due to clients	28,271	16,832
Purchases of property and equipment	(445)	(341)

Net cash (used in) provided by investing activities – continuing operations	(304)	13,835
Net cash provided by investing activities – discontinued operations	—	2,352

Net cash (used in) provided by investing activities	(304)	16,187
Cash flows from financing activities:
Payments on capital lease obligations	—	(1)
Repurchases of common stock	(250)	(511)

Net cash used in financing activities – continuing operations	(250)	(512)
Net cash used in financing activities – discontinued operations	—	(13,086)

Net cash used in financing activities	(250)	(13,598)

Net decrease in cash and cash equivalents	(10,768)	(4,186)
Cash and cash equivalents, beginning of period	47,004	120,349

Cash and cash equivalents, end of period	36,236	116,163
Less: cash and cash equivalents of discontinued operations, end of period	—	77,091

Cash and cash equivalents of continuing operations, end of period	$36,236	$39,072

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$5

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we,” “us,” “our” and similar references mean The First Marblehead Corporation and its subsidiaries on a consolidated basis. All references in these notes to “First Marblehead” or “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2016 as “fiscal 2016.” References to our “Annual Report” mean our annual report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (SEC) on September 9, 2015.

We are a specialty finance company focused on the education financing marketplace in the United States. We offer our clients the opportunity to outsource key components of their education financing programs through various product and service offerings, including loan originations, tuition and refund management, loan processing and disbursement and portfolio management services.

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts (participation accounts) to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 340 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC (TMS). TMS provides such services on behalf of approximately 670 educational institutions.

As of November 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

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

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three months ended September 30, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in the financial statements previously issued or available for issuance. ASU 2014-08 elevates the threshold for a disposal transaction to qualify as a discontinued operation. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results will be required to be reported as discontinued operations in the financial statements. Further, ASU 2014-08 expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held-for-sale and do not qualify as discontinued operations. The adoption of ASU 2014-08 did not have an impact on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is not yet known. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), that amends the effective dates of ASU 2014-09. The requirements of ASU 2014-09 for public organizations are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. ASU 2015-01 eliminates the concept of extraordinary items and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently to include items that are both unusual in nature and infrequently occurring. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply ASU 2015-02 retrospectively. Early adoption is permitted. ASU 2015-02 changes the way reporting entities evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (3) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies since we filed our Annual Report with the SEC on September 9, 2015. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for the full disclosure of our significant accounting policies.

(2) Discontinued Operations

In April 2015, the Office of the Comptroller of the Currency (OCC) conditionally approved the dissolution application of our bank subsidiary Union Federal Savings Bank (Union Federal), subject to certain consummation requirements and conditions set forth in the OCC’s notification. On June 12, 2015, the OCC confirmed that Union Federal paid a liquidating distribution in the form of a $21.7 million net cash dividend to FMD and the OCC approved the dissolution of Union Federal and terminated Union Federal’s charter. On June 30, 2015, the Board of Governors of the Federal Reserve System terminated FMD’s status as a savings and loan holding company.

We evaluated the dissolution of Union Federal in accordance with Accounting Standards Codification 205-20, Presentation of Financial Statements—Discontinued Operations. Based on the evaluation performed, we concluded that Union Federal met each of the criteria required for classification as a discontinued operation. Specifically, we concluded that (1) Union Federal qualified as a component of an entity, as its operations and cash flows can clearly be distinguished from the rest of FMD, (2) the operations and cash flows of Union Federal would be eliminated from the ongoing operations of FMD subsequent to the dissolution and (3) there would be no continuing involvement of FMD in the operations of Union Federal subsequent to the dissolution.

As a result of the foregoing, we reported the operations and activities relating to Union Federal within discontinued operations for all periods presented.

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three months ended September 30, 2015 and 2014, after the effects of elimination entries, were as follows:

	Three months ended September 30,
	2015	2014
	(dollars in thousands)
Total revenues	$—	$546
Total expenses	—	928
Total other expense	—	2,530

Loss from discontinued operations, before income taxes	—	(2,912)
Income tax expense	—	1

Discontinued operations, net of taxes	$—	$(2,913)

Other expense Other expense for the three months ended September 30, 2014 included a fair value write-down of $2.3 million taken on Union Federal’s education loan portfolio and $265 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio as we did not have the intent and ability to hold the securities to recovery.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30, 2015	June 30, 2015
	(dollars in thousands)
Cash equivalents (money market funds)	$29,381	$37,845
Certificates of deposit	5,005	5,002
Interest-bearing deposits with banks	607	1,606
Non-interest-bearing deposits with banks	1,243	2,551

Total cash and cash equivalents	$36,236	$47,004

(4) Short-term Investments

Short-term investments of $16.0 million at September 30, 2015 and June 30, 2015 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 1.8 months to 4.9 months at September 30, 2015.

(5) Education Loans Held-to-Maturity

We hold a small portfolio of education loans held-to-maturity totaling $713 thousand at September 30, 2015 and $772 thousand at June 30, 2015, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at September 30, 2015 and June 30, 2015.

(6) Education Loans Held-for-Sale

We hold a small portfolio of education loans held-for-sale totaling $249 thousand at September 30, 2015 and $252 thousand at June 30, 2015, which were sold by Union Federal to an indirect subsidiary of FMD in June 2015, as part of Union Federal’s dissolution. This portfolio was classified within other assets on our consolidated balance sheet at September 30, 2015 and June 30, 2015.

(7) Deposits for Participation Interest Accounts

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

The following table presents detailed activity related to our participation accounts for the three months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$17,876	$15,834
Fundings	4,283	39
Defaults	(446)	(295)
Recoveries	52	69
Interest earned/other	49	28
Fair value adjustment	(19)	(61)

Balance, end of period	$21,795	$15,614

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the three months ended September 30, 2015 and 2014 was $863 thousand and $577 thousand, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value or the amount on deposit in the participation account. The aggregate amount of our funded first-loss credit enhancement was $22.4 million as of September 30, 2015 and $18.5 million as of June 30, 2015.

(8) Fair Value Measurements

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

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both September 30, 2015 and June 30, 2015, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

	September 30, 2015				June 30, 2015
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$21,795	$21,795	$—	$—	$17,876	$17,876
Service revenue receivables	—	—	11,304	11,304	—	—	12,151	12,151

Total assets	$—	$—	$33,099	$33,099	$—	$—	$30,027	$30,027

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2015 and 2014. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates.

	Three months ended September 30,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$17,876	$12,151	$15,834	$13,979
Realized and unrealized (losses) gains	(417)	779	(287)	950
Net contributions (distributions)	4,336	(1,626)	67	(1,366)

Fair value, end of period	$21,795	$11,304	$15,614	$13,563

The following table presents additional quantitative information about the assets recorded at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at September 30, 2015:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$21,795	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-15.0%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$11,304	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and deposits for participation accounts include, but are not limited to, discount rates, prepayment rates, net recovery rates and default rates. The forward London Interbank Offered Rate (LIBOR) curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. While there was some change in the LIBOR curve from June 30, 2015, the change did not have a material impact on the fair value of our service revenue receivables or deposits for participation accounts. There have been no other significant changes in these inputs from June 30, 2015.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at September 30, 2015 and June 30, 2015 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below do not necessarily incorporate the exit price concept used to record financial instruments at fair value. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not recorded at fair value on our consolidated balance sheets at September 30, 2015 and June 30, 2015. The carrying amount for these instruments approximates fair value principally due to their short maturities.

September 30, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$36,236	$36,236	$36,236	$—	$—
Short-term investments	16,007	16,007	16,007	—	—
Restricted cash	125,089	125,089	125,089	—	—
Financial Liabilities:
Restricted funds due to clients	$125,125	$125,125	$125,125	$—	$—

June 30, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,004	$47,004	$47,004	$—	$—
Short-term investments	16,002	16,002	16,002	—	—
Restricted cash	96,964	96,964	96,964	—	—
Financial Liabilities:
Restricted funds due to clients	$96,854	$96,854	$96,854	$—	$—

(9) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, during fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the three months ended September 30, 2015.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both September 30, 2015 and June 30, 2015 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the three months ended September 30, 2015.

(c) Intangible Assets

Intangible assets at September 30, 2015 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(6,814)	$16,786
Technology	6	3,650	(2,890)	760
Tradename	15	1,950	(617)	1,333

Total intangible assets at September 30, 2015		$29,200	$(10,321)	$18,879

Amortization expense recorded for the three months ended September 30, 2015 was $578 thousand.

Estimated annual amortization expense for the remainder of fiscal 2016 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2016	$1,180	$455	$98	$1,733
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
2020	1,573	—	130	1,703
Thereafter	9,314	—	715	10,029

Total	$16,786	$760	$1,333	$18,879

(10) Commitments and Contingencies

(a) Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. On November 9, 2011, the Massachusetts Appellate Tax Board (ATB) issued an order (ATB Order) regarding these proceedings. On January 28, 2015, the Massachusetts Supreme Judicial Court (SJC) issued its opinion in these proceedings and affirmed the decision of the ATB. On October 13, 2015, the Supreme Court of the United States (Supreme Court) issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On October 21, 2015, the SJC requested supplemental briefs from us and the Commissioner. Our brief is due by November 30, 2015. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect the outcome for the taxable years ended June 30, 2008 and 2009 to be influenced by the SJC’s reconsideration of our appeal of the ATB’s findings related to GATE’s taxable years ended June 30, 2004, 2005 and 2006.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of September 30, 2015, we had accrued a total income tax liability of $26.7 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of September 30, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.7 million.

(b) TMS Guarantee Payments

TMS is subject to guarantee arrangements with certain educational institutions for a portion of eligible monthly education payment plans. We record a liability for those guarantee arrangements, which is included in other liabilities on our September 30, 2015 and June 30, 2015 consolidated balance sheets. The liability pertaining to the guarantee arrangements was approximately $3.8 million and $210 thousand at September 30, 2015 and June 30, 2015, respectively. We also record a bad debt expense if it is probable that a loss will result and the amount of the loss can be reasonably estimated. For the three months ended September 30, 2015, we recorded approximately $272 thousand in bad debt expense related to the guarantee arrangements. This expense was included in general and administrative expenses in our consolidated statements of operations. Although we believe that our estimate related to TMS’ guarantee arrangements are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

(c) Cology LLC Contingent Liability

Under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As of June 30, 2015, we recorded a liability of $350 thousand, which was included in other liabilities on our consolidated balance sheet, with a corresponding contingent loss included in general and administrative expenses on our consolidated statement of operations. As of September 30, 2015 we have evaluated the liability and determined that there was no change to the $350 thousand balance. Based on the information obtained, combined with management’s judgment regarding all of the facts and circumstances of the matter, we determined that a contingent loss is probable and that the amount of such loss can be estimated, as ranging from approximately $13 thousand to $420 thousand. In determining the range and amount of the contingent loss, we took into consideration advice received from our external counsel, which has extensive experience in the specific matter, as well as other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and the contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

(11) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2015	2014
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(6,115)	$(10,528)
Loss from discontinued operations, net of taxes, available and allocated to common shares outstanding	—	(2,913)

Net loss available and allocated to common shares outstanding	$(6,115)	$(13,441)

Net loss per basic and diluted common share:
From continuing operations	$(0.53)	$(0.92)
From discontinued operations	—	(0.26)

Total basic and diluted net loss per common share	$(0.53)	$(1.18)

Basic and diluted weighted-average common shares outstanding	11,592	11,385

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended September 30,
	2015	2014
	(in thousands)
Restricted stock units	744	472
Stock options	600	601

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission, or SEC, on September 9, 2015, which we refer to as our Annual Report.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2016 as “fiscal 2016.”

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

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based program by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the approximately 340 credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 670 educational institutions.

Recent Developments

•	On July 1, 2015, FMD entered into a license and services agreement with a financial institution and a credit solutions software provider. Pursuant to this agreement, FMD has licensed intellectual property consisting of proprietary risk scoring models and underwriting scorecards based on its historical education loan performance data. The credit solutions software provider has implemented the proprietary scorecards that are being utilized by the financial institution in determining credit eligibility for the financial institution’s in-school private education loan program. In addition, FMD has agreed to provide maintenance and support services and other professional services to the financial institution and the credit solutions software provider during the term. This agreement has an initial term of three years.

•	On November 10, 2014, our subsidiary First Marblehead Education Resources, Inc., or FMER, entered into a loan origination services agreement with Nelnet Servicing, LLC d/b/a Firstmark Services, or Firstmark Services, and on May 14, 2015, FMER entered into a first amendment to the loan origination services agreement with Firstmark Services. We refer to the loan origination services agreement, as amended, as the Services Agreement. Pursuant to the Services Agreement, Firstmark Services had agreed to perform certain loan origination services, including application intake, call center services, the majority of loan processing services and certain program support functions, for our lender clients’ Monogram-based loan programs. On September 8, 2015, FMER terminated the Services Agreement, effective as of that date, because FMER had determined, after consultation with Firstmark Services, that Firstmark Services had not met certain criteria as of the date specified in the Services Agreement. As a result, FMER will continue to perform those origination services that were the subject of the Services Agreement.

•	We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., or GATE, a former subsidiary of FMD, for GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as GATE’s taxable years ended June 30, 2008 and 2009. On November 9, 2011, the Massachusetts Appellate Tax Board, or ATB, issued an order, or the ATB Order, regarding GATE’s taxable years ended June 30, 2004, 2005 and 2006. On January 28, 2015, the Massachusetts Supreme Judicial Court, or the SJC, issued its opinion in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 and affirmed the decision of the ATB. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court of the United States, or the Supreme Court. On October 13, 2015, the Supreme Court issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. On October 21, 2015, the SJC requested supplemental briefs from us and the Massachusetts Commissioner of Revenue, or Commissioner. In August 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015. See Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2016.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. As of November 9, 2015, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

Through Cology LLC, we process and disburse education loans on behalf of its credit union and other lender clients. Cology LLC supports over 800 education loan programs and provides education loan solutions to approximately 340 credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation metrics with respect to our Monogram-based programs, excluding our former bank subsidiary Union Federal Savings Bank, or Union Federal, for the three months ended September 30, 2015 and 2014, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended September 30,
	2015			2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$97,158	$412,698	$509,856	$84,550	$360,675	$445,225
Disbursed Loans	53,207	272,795	326,002	42,584	213,599	256,183

The increase in partnered lending loan volume for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily the result of a stronger credit mix of applicants and an improved application conversion rate.

The increase in Cology LLC loan volume for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily the result of organic growth at existing clients, including new loan programs.

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

We believe that conditions in the capital markets were generally move favorable in fiscal 2015 and for the three months ended September 30, 2015 as compared to recent years. In particular, investors in asset-backed securities, or ABS, have demonstrated more interest in ABS backed by private education loans, which also has resulted in credit spreads being narrower during the past 15 months as compared with earlier post financial crisis periods. We believe that these trends indicate that the economics of private education loan ABS have started to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

Although we believe that our capital resources as of September 30, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our state income tax returns, including the resolution of litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009. See Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Outlook

Our long-term success depends on our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. As of November 9, 2015, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

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

Any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	Regulatory requirements applicable to TMS, Cology LLC and FMD;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006 and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as our subsidiaries FMER and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2015, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three Months Ended September 30, 2015 and 2014

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended September 30,		Change between periods better (worse)
	2015	2014	2015 - 2014
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$9,395	$8,287	$1,108
Administrative and other fees	6,353	4,880	1,473
Fair value changes to service revenue receivables	779	950	(171)

Total revenues	16,527	14,117	2,410
Total expenses	22,406	24,458	2,052
Other income	58	56	2

Loss from continuing operations, before income taxes	(5,821)	(10,285)	4,464
Income tax expense from continuing operations	294	243	(51)

Net loss from continuing operations	(6,115)	(10,528)	4,413
Discontinued operations, net of taxes	—	(2,913)	2,913

Net loss	$(6,115)	$(13,441)	$7,326

The net loss from continuing operations for the three months ended September 30, 2015 was $6.1 million, or $(0.53) per common share, compared to a net loss from continuing operations of $10.5 million, or $(0.92) per common share, for the three months ended September 30, 2014. The decrease in the net loss from continuing operations was primarily due to increased revenues of $2.4 million coupled with a $2.1 million decrease in total expenses.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended September 30, 2015 were $16.5 million, an increase of $2.4 million from the three months ended September 30, 2014. The increase in revenues was primarily due to increases of $1.5 million in administrative and other fees and $1.1 million in tuition management fees. The increase in administrative and other fees included increases of $723 thousand in Monogram-based fee revenues, $390 thousand in revenues from portfolio management services, primarily related to the fees earned in connection with the license and services agreement FMD entered into in July 2015, and $360 thousand in fee income from Cology LLC, partially offset by a decrease to the fair value of our service revenue receivables of $171 thousand.

The increase in Monogram-based fee revenues for the three months ended September 30, 2015 was primarily the result of increased loan portfolio balances and an increase in disbursements, which was slightly offset by an increase in defaulted loans at our lender clients. Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in fee income from Cology LLC for the three months ended September 30, 2015 was primarily driven by increased loan disbursements and application fees. The increase in tuition management fees for the three months ended September 30, 2015 was primarily due to an increase in enrollment fees, transaction revenue and merchant services partially offset by a decline in late fee revenues.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At September 30, 2015, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, discount rates, prepayment rates, net recovery rates, default rates and the forward London Interbank Offered Rate, or LIBOR, curve. See Note 8, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Expenses

The following table reflects the composition of expenses:

	Three months ended September 30,		Change between periods better (worse)
	2015	2014	2015 - 2014
	(dollars in thousands)
Compensation and benefits	$8,189	$9,911	$1,722
General and administrative:
Third-party services	3,623	4,566	943
Depreciation and amortization	1,390	1,267	(123)
Marketing	1,329	1,339	10
Occupancy and equipment	2,307	2,640	333
Merchant fees	3,419	2,871	(548)
Other	2,149	1,864	(285)

Total general and administrative	14,217	14,547	330

Total expenses	$22,406	$24,458	$2,052

Total number of employees from continuing operations at period end	266	282

Compensation and benefits Compensation and benefits expenses for the three months ended September 30, 2015 and 2014 were $8.2 million and $9.9 million, respectively. The decrease of $1.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily driven by decreased non-cash compensation as we did not grant any restricted stock units or options to any employees during the first quarter of fiscal 2016 and lower salaries and benefits expense due to decreased headcount.

General and administrative General and administrative expenses for the three months ended September 30, 2015 and 2014 were $14.2 million and $14.5 million, respectively. The decrease of $330 thousand for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to decreased third-party services of $943 thousand, largely legal fees pertaining to the tax matters, and temporary employment services. Additionally, there was a decrease in occupancy costs of $333 thousand, principally related to cost savings on expired leases. These decreases were partially offset by an increase in merchant fee expenses of $548 thousand related to payment processing services performed by TMS and an increase of $285 thousand in other expenses, primarily bad debt expense related to TMS guarantees.

Other Income

Other income for three months ended September 30, 2015 consisted of $35 thousand in net interest income and $23 thousand in cash recoveries on previously defaulted education loans held by us. Other income for the three months ended September 30, 2014 consisted of $36 thousand in net interest income and $20 thousand in cash recoveries on previously defaulted education loans held by us. Net interest income for both periods presented primarily consisted of interest earned on cash and cash equivalents and short-term investments.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. We remain subject to federal income tax examinations for fiscal 2012 through fiscal 2015. We are involved in several matters relating to the Massachusetts tax treatment of GATE. See Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2011 and June 30, 2015.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of September 30, 2015 and June 30, 2015, totaling $77.4 million and $74.9 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2015 and June 30, 2015. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended September 30, 2014 was a net loss of $2.9 million, or $(0.26) per common share. The $2.9 million net loss in fiscal 2015 was comprised of other expenses of $2.5 million and operating expenses of $928 thousand, partially offset by revenues of $546 thousand.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Financial Condition

The changes in our financial condition for the three months ended September 30, 2015 are discussed below.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $52.2 million and $63.0 million at September 30, 2015 and June 30, 2015, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $10.8 million was primarily a result of cash used to fund continuing operations coupled with fundings for participation accounts and cash outflows for accrued expenses.

Restricted Cash

At September 30, 2015, restricted cash on our consolidated balance sheets was $125.1 million, of which $121.3 million was held by TMS, $3.1 million was held by Cology LLC and $767 thousand was held by FMER. Restricted cash at June 30, 2015 was $97.0 million, of which $94.6 million was held by TMS, $2.1 million was held by Cology LLC and $261 thousand was held by FMER.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $376.1 million during August 2015 to a low of $32.3 million during May 2015. Restricted cash held by Cology LLC represents loan origination proceeds that it collects and disburses on behalf of its clients. Restricted cash held by FMER relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $3.9 million from $17.9 million at June 30, 2015 to $21.8 million at September 30, 2015, primarily due to additional fundings partially offset by net defaults.

See Note 7, “Deposits for Participation Interest Accounts,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

At September 30, 2015, our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At September 30, 2015, our net intangible assets balance was $18.9 million, of which $14.4 million related to TMS and $4.5 million related to Cology LLC. During the three months ended September 30, 2015, we recorded amortization expense of $484 thousand related to TMS and $94 thousand related to Cology LLC.

Discontinued Operations

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At September 30, 2015, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased from $102.2 million at June 30, 2015 to $96.5 million at September 30, 2015 primarily as a result of our net loss of $6.1 million, partially offset by an increase of $636 thousand in additional paid-in capital related to stock compensation.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts. The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and make available more funds to students and colleges. In accordance with the guidance in Accounting Standards Codification, or ASC, 810, Consolidation, we do not consolidate these securitization trusts as we are not deemed to be the primary beneficiary.

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

Net cash used in operating activities from continuing operations for the three months ended September 30, 2015 was $10.2 million, compared with net cash used in operating activities from continuing operations of $8.2 million for the three months ended September 30, 2014. The $2.0 million increase in net cash used in operating activities from continuing operations was principally the result of increased fundings for participation accounts of $4.1 million, driven by the timing of funding for new program year loan volume, and by increased funding for other assets of $2.7 million partially offset by a decrease in net loss of $4.4 million.

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

Net cash used in investing activities from continuing operations for the three months ended September 30, 2015 was $304 thousand, compared with net cash provided by investing activities from continuing operations of $13.8 million for the three months ended September 30, 2014. The decline of $14.1 million in net cash provided by investing activities from continuing operations was primarily due to a decrease in proceeds from maturities of short-term investments of $14.1 million.

Net cash used in financing activities from continuing operations was $250 thousand for the three months ended September 30, 2015 compared to net cash used in financing activities from continuing operations of $512 thousand for the three months ended September 30, 2014. The improvement in net cash used in financing activities from continuing operations was primarily due to a decline in repurchases of common stock.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009, and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized or sold.

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses, and capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital markets transactions. In order to preserve capital and maximize liquidity in challenging market conditions, we have in the past taken certain broad measures to reduce the risk related to education loans and residual receivables on our consolidated balance sheet, change our fee structure, add new products and reduce our overhead expenses. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

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

“Net operating cash usage” should be considered in addition to, and not as a substitute for, or superior to, financial information prepared in accordance with GAAP. “Net operating cash usage” excludes the effects of income taxes, acquisitions or divestitures, participation account fundings and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three months ended September 30, 2015 and 2014 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended September 30,
	2015	2014
Loss from continuing operations, before income taxes	$(5,821)	$(10,285)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(779)	(950)
Distributions from service revenue receivables	1,626	1,366
Depreciation and amortization	1,390	1,267
Stock-based compensation	638	1,819
Change in TMS deferred revenue	1,446	1,310
Additions to property and equipment	(445)	(341)
Other, net of cash flows from Union Federal for the three months ended September 30, 2014	46	(232)

Non-GAAP net operating cash usage	$(1,899)	$(6,046)

“Net operating cash usage” for the three months ended September 30, 2015 decreased $4.1 million, or 69%, compared to the three months ended September 30, 2014. The decrease in “net operating cash usage” for the three months ended September 30, 2015 was largely driven by an improvement in revenues and further by a decline in expenses.

“Net operating cash usage” included $295 thousand in cash used by Union Federal for the three months ended September 30, 2014 compared to no cash used by Union Federal for the three months ended September 30, 2015. The decline in cash used by Union Federal for the three months ended September 30, 2015 was driven by the dissolution of Union Federal in June 2015.

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

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. On January 28, 2015, the SJC issued its opinion in these proceedings and affirmed the decision of the ATB. On October 13, 2015, the Supreme Court issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration.

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

On April 17, 2013, the ATB issued its opinion confirming the rules and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. On October 21, 2015, the SJC requested supplemental briefs from us and the Commissioner. Our brief is due by November 30, 2015. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

GATE’s Taxable Years Ended June 30, 2008 and 2009

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect the outcome for the taxable years ended June 30, 2008 and 2009 to be influenced by the SJC’s reconsideration of our appeal of the ATB’s findings related to GATE’s taxable years ended June 30, 2004, 2005 and 2006.

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of September 30, 2015, we had accrued a total income tax liability of $26.7 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of September 30, 2015, the range of potential change in our liability, excluding an assessment for penalties, was $0 to $26.7 million.

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

Investing in FMD common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in Item 1A of Part II of this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected, which, in turn, could have a negative impact on the price of FMD common stock. Although we have grouped risk factors by category, the categories are not mutually exclusive. Risks described under one category may also apply to another category, and you should carefully read the entire risk factors section, not just any one category of risk factors.

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

•	If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing system, our business could be adversely affected.

•	Our business processes are becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

•	Our liquidity could be adversely affected if we are unable to successfully resolve the pending state tax matters.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of November 9, 2015, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Furthermore, we cannot be sure that, if we do reach acceptable terms with any particular party, we will do so in a timely or cost-effective manner. Our failure to timely and cost-effectively enter into loan program agreements could have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our capital resources as of September 30, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of September 30, 2015, the fair value of our funded credit enhancements was $21.8 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

As of September 30, 2015, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing system, our business could be adversely affected.

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

We own no material patents. Accordingly, our technology, including our loan information processing system, is not covered by patents that would preclude or inhibit competitors from entering our market. Monitoring unauthorized use of the systems and processes that we have developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services could be adversely affected.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to review applications and process loans and payments via the Internet, accept electronic signatures and provide initial credit decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our lender clients’ credit agreements or required disclosures, if TMS fails to properly administer its tuition payment plans or other services or if Cology LLC fails to properly provide its education loan processing and disbursement services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. Furthermore, while we have made progress towards reducing our overall cash needs, we continue to utilize significant levels of cash to fund the many priorities required of a diverse business such as ours. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology LLC, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. In addition, under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As a result, we may incur substantial costs in the event of a claim for damages related to these agreements, which could have a material adverse effect on our liquidity or financial condition. See Note 10, “Commitments and Contingencies—Cology LLC Contingent Liability,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

We are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On January 28, 2015, SJC issued its opinion in and affirmed the decision of the ATB. On October 13, 2015, the Supreme Court issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. On October 21, 2015, the SJC requested supplemental briefs from us and the Commissioner. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect the outcome for the taxable years ended June 30, 2008 and 2009 to be influenced by the SJC’s reconsideration of our appeal of the ATB’s findings related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of September 30, 2015, we had accrued a total income tax liability of $26.7 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See Item 1 of Part II, “Legal Proceedings,” and Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

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

At September 30, 2015, we had $20.1 million of goodwill and $18.9 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The Dodd-Frank Act established the CFPB as an independent agency within the Board of Governors of the Federal Reserve System, or Federal Reserve. The CFPB has been given broad powers, including the power to:

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. In 2015, the CFPB issued a “Mid-Year Update on Student Loan Complaints” that again was strongly focused on servicing and collection concerns, including co-signers, payment allocation among billing groups, and the ability of borrowers to obtain payoff statements to allow them to refinance their education loan obligations. Later in 2015, the CFPB issued a Student Loan Servicing Report, which reviewed and discussed public comments submitted in response to a Request for Information Regarding Student Loan Servicing published by the CFPB in the Federal Register. This CFPB action was exclusively focused on student loan servicing. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

On October 30, 2015, the Department of Education issued a final rule updating Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses and otherwise manages funds received under Title IV of the Higher Education Act of 1965. Among other things, the rulemaking revised existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balance. The revisions, which will be implemented beginning on July 1, 2016, will limit the fees that we are able to charge related to disbursing refunds via prepaid cards, impact the terms and conditions under which refunds may be provided on those cards and may reduce the number of institutions interested in disbursing refunds via prepaid cards, any of which could impede our ability to offer prepaid cards as a refund management option.

Although the Department of the Treasury does not regulate student lending, Treasury officials have noted concerns that borrowers from for-profit schools, two-year institutions, and certain other non-selective institutions have had materially greater difficulties after they left school, with materially higher default rates and with many failing to realize significant benefits from their higher education. In addition, the CFPB has initiated enforcement actions against a number of major for-profit schools, indicating concerns that students at for-profit schools may be taking on excessive debt obligations. It is possible that this regulatory trend could lead to actions that would limit the ability of students at for-profit schools to obtain private education loans.

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers, are subject to registration, licensing and governmental regulations, including the Trust-in-Lending Act and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with whom we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third-party service providers.

The CFPB, the Office of the Comptroller of the Currency and the Federal Reserve have each issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, including our TMS offerings and our Cology LLC offerings, together with our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006 and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.5% of the outstanding shares of FMD common stock as of September 30, 2015, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended September 30, 2015 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1—31, 2015	20	$4.88	—	N/A
August 1—31, 2015	30,582	3.75	—	N/A
September 1—30, 2015	36,146	3.73	—	N/A

Total Purchases of Equity Securities(1)	66,748	$3.74	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 13, 2021.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 9, 2015	By:	/s/ Alan Breitman
Alan Breitman
Managing Director, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated January 14, 2010, between the Registrant and Suzanne Murray, as supplemented

10.2	Letter Agreement, dated March 31, 2014, between the Registrant and Suzanne Murray

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document