Form 10-Q
period 2015-12-31
FIRST MARBLEHEAD CORP
filed 2016-02-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 4, 2016, the registrant had 11,678,712 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 9, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2016.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$37,055	$47,004
Short-term investments, at cost	12,014	16,002
Restricted cash	183,688	96,964
Deposits for participation interest accounts, at fair value	22,384	17,876
Service revenue receivables, at fair value	11,137	12,151
Goodwill	20,066	20,066
Intangible assets, net	18,301	19,457
Property and equipment, net	4,934	5,259
Other assets	5,844	6,027

Total assets	$315,423	$240,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$183,416	$96,854
Accounts payable, accrued expenses and other liabilities	9,810	12,392
Income taxes payable	27,578	27,233
Net deferred income tax liability	2,361	2,127

Total liabilities	223,165	138,606
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,818 and 12,606 shares issued; 11,679 and 11,534 shares outstanding	128	126
Additional paid-in capital	467,913	466,640
Accumulated deficit	(187,136)	(176,169)
Treasury stock, 1,139 and 1,072 shares held, at cost	(188,647)	(188,397)

Total stockholders’ equity	92,258	102,200

Total liabilities and stockholders’ equity	$315,423	$240,806

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenues:
Tuition payment processing fees	$8,583	$7,869	$17,978	$16,156
Administrative and other fees	3,850	2,905	10,203	7,785
Fair value changes to service revenue receivables	420	368	1,199	1,318

Total revenues	12,853	11,142	29,380	25,259
Expenses:
Compensation and benefits	7,623	8,386	15,812	18,297
General and administrative	10,150	15,711	24,367	30,258

Total expenses	17,773	24,097	40,179	48,555
Other income	358	318	416	374

Loss from continuing operations, before income taxes	(4,562)	(12,637)	(10,383)	(22,922)
Income tax expense from continuing operations	290	275	584	518

Net loss from continuing operations	(4,852)	(12,912)	(10,967)	(23,440)
Discontinued operations, net of taxes	—	207	—	(2,706)

Net loss	$(4,852)	$(12,705)	$(10,967)	$(26,146)

Net (loss) income per basic and diluted common share:
From continuing operations	$(0.41)	$(1.12)	$(0.94)	$(2.04)
From discontinued operations	—	0.02	—	(0.24)

Total basic and diluted net loss per common share	$(0.41)	$(1.10)	$(0.94)	$(2.28)

Basic and diluted weighted-average common shares outstanding	11,679	11,527	11,635	11,456

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Net loss	$(4,852)	$(12,705)	$(10,967)	$(26,146)
Other comprehensive loss, net of tax:
Net unrealized losses on investments available-for-sale arising during the period	—	(258)	—	(138)
Reclassification adjustment for net realized gains included in net loss	—	(161)	—	(161)

Total other comprehensive loss	—	(419)	—	(299)

Total comprehensive loss	$(4,852)	$(13,124)	$(10,967)	$(26,445)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(26,146)	—	(26,146)
Accumulated other comprehensive loss	—	—	—	—	—	—	(299)	(299)

Total comprehensive loss	—	—	—	—	—	(26,146)	(299)	(26,445)
Net stock issuance from vesting of stock units	335	3	(108)	(511)	(3)	—	—	(511)
Stock-based compensation	—	—	—	—	2,656	—	—	2,656

Balance at December 31, 2014	12,595	$125	(1,068)	$(188,371)	$464,981	$(154,537)	$—	$122,198

Balance at June 30, 2015	12,606	$126	(1,072)	$(188,397)	$466,640	$(176,169)	$—	$102,200
Comprehensive loss:
Net loss	—	—	—	—	—	(10,967)	—	(10,967)

Total comprehensive loss	—	—	—	—	—	(10,967)	—	(10,967)
Net stock issuance from vesting of stock units	212	2	(67)	(250)	(2)	—	—	(250)
Stock-based compensation	—	—	—	—	1,275	—	—	1,275

Balance at December 31, 2015	12,818	$128	(1,139)	$(188,647)	$467,913	$(187,136)	$—	$92,258

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,967)	$(26,146)
Discontinued operations, net of tax	—	2,706
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,790	2,584
Deferred income tax expense	234	178
Stock-based compensation	1,275	2,656
Service revenue receivable distributions	2,213	1,806
Changes in assets/liabilities:
Participation interest accounts	(4,508)	(664)
Fair value increase to service revenue receivables	(1,199)	(1,318)
Other assets	183	(771)
Accounts payable, accrued expenses and other liabilities	(2,582)	3,024
Income taxes payable	345	335

Net cash used in operating activities – continuing operations	(12,216)	(15,610)
Net cash provided by operating activities – discontinued operations	—	619

Net cash used in operating activities	(12,216)	(14,991)
Cash flows from investing activities:
Purchases of short-term investments	(5,019)	(10,265)
Proceeds from maturities of short-term investments	9,007	40,067
Net increase in restricted cash	(86,724)	(63,269)
Net increase in restricted funds due to clients	86,562	63,166
Purchases of property and equipment	(1,309)	(941)

Net cash provided by investing activities – continuing operations	2,517	28,758
Net cash provided by investing activities – discontinued operations	—	80,089

Net cash provided by investing activities	2,517	108,847
Cash flows from financing activities:
Payments on capital lease obligations	—	(2)
Repurchases of common stock	(250)	(511)

Net cash used in financing activities – continuing operations	(250)	(513)
Net cash used in financing activities – discontinued operations	—	(40,880)

Net cash used in financing activities	(250)	(41,393)

Net (decrease) increase in cash and cash equivalents	(9,949)	52,463
Cash and cash equivalents, beginning of period	47,004	120,349

Cash and cash equivalents, end of period	37,055	172,812
Less: cash and cash equivalents of discontinued operations, end of period	—	126,222

Cash and cash equivalents of continuing operations, end of period	$37,055	$46,590

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$5

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

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC (TMS). TMS provides such services on behalf of approximately 660 educational institutions.

As of February 9, 2016, we have loan program agreements based on our Monogram platform with three lender clients, one of which provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

The Monogram-based loans that are originated on behalf of our lender clients as well as the education loans that Cology LLC processes and disburses on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients and Cology LLC’s clients, respectively. As such, none of the references in these notes to our unaudited consolidated financial statements to education loans included on our consolidated balance sheets include the education loans originated by our lender clients or by Cology LLC on behalf of its clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and six months ended December 31, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption was permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in the financial statements previously issued or available for issuance. ASU 2014-08 elevates the threshold for a disposal transaction to qualify as a discontinued operation. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results are required to be reported as discontinued operations in the financial statements. Further, ASU 2014-08 expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held-for-sale and do not qualify as discontinued operations. The adoption of ASU 2014-08 did not have an impact on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is not yet known. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that amends the effective dates of ASU 2014-09. The requirements of ASU 2014-09 for public organizations are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three and six months ended December 31, 2015 and 2014, after the effects of elimination entries, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenues	$—	$202	$—	$748
Total expenses	—	660	—	1,588
Total other income (expense)	—	665	—	(1,865)

Income (loss) from discontinued operations, before income taxes	—	207	—	(2,705)
Income tax expense	—	—	—	1

Discontinued operations, net of taxes	$—	$207	$—	$(2,706)

Other income (expense) Other income for the three months ended December 31, 2014 included $644 thousand for the reversal of a reserve for certain aged loan repurchase obligations, $145 thousand in net realized gains on securities sold and $56 thousand for a gain recognized on the sale of education loans. These income items were partially offset by a fair value write-down of $168 thousand on Union Federal’s education loan portfolio and other-than-temporary impairment losses of $12 thousand on Union Federal’s investment portfolio. The net realized gains recognized during the three months ended December 31, 2014 included $161 thousand of net realized gains on securities that were reclassified out of accumulated other comprehensive loss. There was no tax benefit reclassified out of accumulated other comprehensive loss during the three months ended December 31, 2014 as there was a full valuation allowance against the deferred tax asset.

Other expense for the six months ended December 31, 2014 included fair value write-downs of $2.4 million on Union Federal’s education loan portfolio and $277 thousand in other-than-temporary impairment losses on Union Federal’s investment portfolio. These were partially offset by the other income items recognized during the three months ended December 31, 2014 as discussed above.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	December 31, 2015	June 30, 2015
	(dollars in thousands)
Cash equivalents (money market funds)	$31,498	$37,845
Certificates of deposit	3,007	5,002
Interest-bearing deposits with banks	457	1,606
Non-interest-bearing deposits with banks	2,093	2,551

Total cash and cash equivalents	$37,055	$47,004

(4) Short-term Investments

Short-term investments of $12.0 million at December 31, 2015 and $16.0 million at June 30, 2015 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 1.4 months to 5.9 months at December 31, 2015.

(5) Education Loans Held-to-Maturity

We hold a small portfolio of education loans held-to-maturity totaling $686 thousand at December 31, 2015 and $772 thousand at June 30, 2015, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at December 31, 2015 and June 30, 2015.

(6) Education Loans Held-for-Sale

We hold a small portfolio of education loans held-for-sale totaling $245 thousand at December 31, 2015 and $252 thousand at June 30, 2015, which were sold by Union Federal to an indirect subsidiary of FMD in June 2015, as part of Union Federal’s dissolution. This portfolio was classified within other assets on our consolidated balance sheet at December 31, 2015 and June 30, 2015.

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

The following table presents detailed activity related to our participation accounts for the three and six months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)
Balance, beginning of period	$21,795	$15,614	$17,876	$15,834
Fundings	884	1,152	5,167	1,191
Defaults	(388)	(170)	(834)	(465)
Recoveries	22	4	74	73
Interest earned/other	90	76	139	104
Fair value adjustment	(19)	(178)	(38)	(239)

Balance, end of period	$22,384	$16,498	$22,384	$16,498

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the three months ended December 31, 2015 and 2014 was $958 thousand and $660 thousand, respectively, and during the six months ended December 31, 2015 and 2014 was $1.8 million and $1.2 million, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value or the amount on deposit in the participation account. The aggregate amount of our funded first-loss credit enhancement was $22.9 million as of December 31, 2015 and $18.5 million as of June 30, 2015.

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

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both December 31, 2015 and June 30, 2015, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

	December 31, 2015				June 30, 2015
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$22,384	$22,384	$—	$—	$17,876	$17,876
Service revenue receivables	—	—	11,137	11,137	—	—	12,151	12,151

Total assets	$—	$—	$33,521	$33,521	$—	$—	$30,027	$30,027

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2015 and 2014. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates.

	Three months ended December 31,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$21,795	$11,304	$15,614	$13,563
Realized and unrealized (losses) gains	(381)	420	(344)	368
Net contributions (distributions)	970	(587)	1,228	(440)

Fair value, end of period	$22,384	$11,137	$16,498	$13,491

	Six months ended December 31,
	2015		2014
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$17,876	$12,151	$15,834	$13,979
Realized and unrealized (losses) gains	(798)	1,199	(631)	1,318
Net contributions (distributions)	5,306	(2,213)	1,295	(1,806)

Fair value, end of period	$22,384	$11,137	$16,498	$13,491

The following table presents additional quantitative information about the assets recorded at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at December 31, 2015:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$22,384	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-15.0%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$11,137	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at December 31, 2015 and June 30, 2015 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not recorded at fair value on our consolidated balance sheets at December 31, 2015 and June 30, 2015. The carrying amount for these instruments approximates fair value principally due to their short maturities.

December 31, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$37,055	$37,055	$37,055	$—	$—
Short-term investments	12,014	12,014	12,014	—	—
Restricted cash	183,688	183,688	183,688	—	—
Financial Liabilities:
Restricted funds due to clients	$183,416	$183,416	$183,416	$—	$—

June 30, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,004	$47,004	$47,004	$—	$—
Short-term investments	16,002	16,002	16,002	—	—
Restricted cash	96,964	96,964	96,964	—	—
Financial Liabilities:
Restricted funds due to clients	$96,854	$96,854	$96,854	$—	$—

(9) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, during fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the six months ended December 31, 2015.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both December 31, 2015 and June 30, 2015 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the six months ended December 31, 2015.

(c) Intangible Assets

Intangible assets at December 31, 2015 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(7,207)	$16,393
Technology	6	3,650	(3,042)	608
Tradename	15	1,950	(650)	1,300

Total intangible assets at December 31, 2015		$29,200	$(10,899)	$18,301

Amortization expense recorded for the six months ended December 31, 2015 was $1.2 million.

Estimated annual amortization expense for the remainder of fiscal 2016 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2016	$787	$303	$65	$1,155
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
2020	1,573	—	130	1,703
Thereafter	9,314	—	715	10,029

Total	$16,393	$608	$1,300	$18,301

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. The SJC has scheduled oral arguments for March 7, 2016. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

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

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2015, we had accrued a total income tax liability of $26.9 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of December 31, 2015, the range of potential change in our liability, excluding an assessment for penalties, was zero to $26.9 million.

(b) TMS Guarantee Payments

TMS is subject to guarantee arrangements with certain educational institutions for a portion of eligible monthly education payment plans. We record a liability for those guarantee arrangements, which is included in other liabilities on our consolidated balance sheets. The liability pertaining to the guarantee arrangements was zero and $210 thousand at December 31, 2015 and June 30, 2015, respectively. We also record a bad debt expense if it is probable that a loss will result and the amount of the loss can be reasonably estimated. For the three and six months ended December 31, 2015, we recorded approximately $272 thousand in bad debt expense related to the guarantee arrangements. This expense was included in general and administrative expenses in our consolidated statements of operations. Although we believe that our estimate related to TMS’ guarantee arrangements are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

(c) Cology LLC Contingent Liability

Under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As of June 30, 2015, we recorded a liability of $350 thousand, which was included in other liabilities on our consolidated balance sheet, with a corresponding contingent loss included in general and administrative expenses on our consolidated statement of operations. As of December 31, 2015 we have evaluated the liability and determined that there was no change to the $350 thousand balance. Based on the information obtained, combined with management’s judgment regarding all of the facts and circumstances of the matter, we determined that a contingent loss is probable and that the amount of such loss can be estimated, as ranging from approximately $13 thousand to $420 thousand. In determining the range and amount of the contingent loss, we took into consideration advice received from our external counsel, which has extensive experience in the specific matter, as well as other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and the contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

(11) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(4,852)	$(12,912)	$(10,967)	$(23,440)
Income (loss) from discontinued operations, net of taxes, available and allocated to common shares outstanding	—	207	—	(2,706)

Net loss available and allocated to common shares outstanding	$(4,852)	$(12,705)	$(10,967)	$(26,146)

Net (loss) income per basic and diluted common share:
From continuing operations	$(0.41)	$(1.12)	$(0.94)	$(2.04)
From discontinued operations	—	0.02	—	(0.24)

Total basic and diluted net loss per common share	$(0.41)	$(1.10)	$(0.94)	$(2.28)

Basic and diluted weighted-average common shares outstanding	11,679	11,527	11,635	11,456

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in thousands)
Restricted stock units	859	692	794	581
Stock options	600	601	600	601

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 660 educational institutions.

Business Trends, Uncertainties and Outlook

The following discussion of our business, business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2016.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. As of February 9, 2016, we have loan program agreements with three lender clients. The Monogram-based loans that are originated on behalf of our lender clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our lender clients.

Through Cology LLC, we process and disburse education loans on behalf of its credit union and other lender clients. Cology LLC supports over 830 education loan programs and provides education loan solutions to approximately 340 credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation metrics with respect to our Monogram-based programs, excluding our former bank subsidiary Union Federal Savings Bank, or Union Federal, for the three and six months ended December 31, 2015 and 2014, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended December 31,
	2015			2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$13,317	$158,835	$172,152	$13,378	$104,290	$117,668
Disbursed Loans	19,072	144,717	163,789	19,023	103,379	122,402

	Six months ended December 31,
	2015			2014
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$110,475	$571,533	$682,008	$97,928	$464,965	$562,893
Disbursed Loans	72,279	417,512	489,791	61,607	316,978	378,585

The increase in partnered lending loan volume for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 was primarily the result of a stronger credit mix of applicants, which led to an improved application conversion rate.

The increase in Cology LLC loan volume for the three and six months ended December 31, 2015 as compared to the three and six months ended December 31, 2014 was primarily the result of organic growth at existing clients, including new loan programs.

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

We believe that conditions in the capital markets were generally more favorable in fiscal 2015 and the first quarter of fiscal 2016 as compared to recent years. In particular, investors in asset-backed securities, or ABS, have demonstrated more interest in ABS backed by private education loans, which also has resulted in credit spreads being narrower during fiscal 2015 and the first quarter of fiscal 2016 as compared with earlier post financial crisis periods. Although we believe that conditions in the capital markets slightly weakened and that credit spreads began to widen during the three months ended December 31, 2015, we continue to believe that the overall trends indicate that the economics of private education loan ABS have started to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

Although we believe that our capital resources as of December 31, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our state income tax returns, including the resolution of litigation pending before the Massachusetts Appellate Tax Board, or ATB, in the cases pertaining to the Massachusetts state income tax returns of FMD’s former subsidiary GATE Holdings, Inc., or GATE, for the taxable years ended June 30, 2008 and 2009. See Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Outlook

Our long-term success depends on our ability to successfully and efficiently market our Monogram platform, TMS offerings and Cology LLC offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. As of February 9, 2016, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

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

Any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	Regulatory requirements applicable to TMS, Cology LLC and FMD;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the ATB’s order, or the ATB Order, in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009, and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions that act as service providers to originators and processers of education loans, such as our subsidiaries First Marblehead Education Resources, Inc., or FMER, and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the six months ended December 31, 2015, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Six Months Ended December 31, 2015 and 2014

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2015	2014	2015 - 2014	2015	2014	2015 - 2014
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$8,583	$7,869	$714	$17,978	$16,156	$1,822
Administrative and other fees	3,850	2,905	945	10,203	7,785	2,418
Fair value changes to service revenue receivables	420	368	52	1,199	1,318	(119)

Total revenues	12,853	11,142	1,711	29,380	25,259	4,121
Total expenses	17,773	24,097	6,324	40,179	48,555	8,376
Other income	358	318	40	416	374	42

Loss from continuing operations, before income taxes	(4,562)	(12,637)	8,075	(10,383)	(22,922)	12,539
Income tax expense from continuing operations	290	275	(15)	584	518	(66)

Net loss from continuing operations	(4,852)	(12,912)	8,060	(10,967)	(23,440)	12,473
Discontinued operations, net of taxes	—	207	(207)	—	(2,706)	2,706

Net loss	$(4,852)	$(12,705)	$7,853	$(10,967)	$(26,146)	$15,179

The net loss from continuing operations for the three months ended December 31, 2015 was $4.9 million, or $(0.41) per common share, compared to a net loss from continuing operations of $12.9 million, or $(1.12) per common share, for the three months ended December 31, 2014. The decrease in the net loss from continuing operations was primarily attributable to a $6.3 million decrease in total expenses, principally the result of a $5.0 million legal settlement accrued during the three months ended December 31, 2014, coupled with increased revenues of $1.7 million for the three months ended December 31, 2015.

The net loss from continuing operations for the six months ended December 31, 2015 was $11.0 million, or $(0.94) per common share, compared to a net loss from continuing operations of $23.4 million, or $(2.04) per common share, for the six months ended December 31, 2014. The decrease in the net loss from continuing operations was primarily attributable to an $8.4 million decrease in total expenses, principally the result of a $5.0 million legal settlement accrued during the six months ended December 31, 2014, coupled with increased revenues of $4.1 million for the six months ended December 31, 2015.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended December 31, 2015 were $12.9 million, an increase of $1.7 million from the three months ended December 31, 2014. The increase in revenues was primarily due to increases of $945 thousand in administrative and other fees and $714 thousand in tuition management fees. The increase in administrative and other fees included increases of $478 thousand in Monogram-based fee revenues, $384 thousand in fee income from Cology LLC, $83 thousand in revenues from portfolio management services, primarily related to the fees earned in connection with a license and services agreement FMD entered into in July 2015. The increase in revenues was also attributable in part to an increase in the fair value of our service revenue receivables of $52 thousand.

Revenues for the six months ended December 31, 2015 were $29.4 million, an increase of $4.1 million from the six months ended December 31, 2014. The increase in revenues was primarily due to increases of $2.4 million in administrative and other fees and $1.8 million in tuition management fees. The increase in administrative and other fees included increases of $1.2 million in Monogram-based fee revenues, $744 thousand in fee income from Cology LLC and $473 thousand in revenues from portfolio management services, primarily related to the fees earned in connection with a license and services agreement FMD entered into in July 2015. The increase in revenues was partially offset by a decrease in the fair value of our service revenue receivables of $119 thousand.

Due to the nature of the recurring fee structure under our Monogram-based programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in Monogram-based fee revenues for the three and six months ended December 31, 2015 was primarily the result of increased loan portfolio balances, which was slightly offset by an increase in defaulted loans at our lender clients. The increase in Monogram-based fee revenues for the six months ended December 31, 2015 was also due to an increase in loan disbursements. The increase in fee income from Cology LLC for the three and six months ended December 31, 2015 was primarily driven by increased loan disbursements and application fees. The increase in tuition management fees for the three and six months ended December 31, 2015 was primarily due to an increase in enrollment fees, transaction revenue, merchant services fees and refund revenue, partially offset by a decline in late fee revenues.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At December 31, 2015, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Expenses

The following table reflects the composition of expenses:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2015	2014	2015 - 2014	2015	2014	2015 - 2014
	(dollars in thousands)
Compensation and benefits	$7,623	$8,386	$763	$15,812	$18,297	$2,485
General and administrative:
Third-party services	2,720	2,693	(27)	6,343	7,259	916
Depreciation and amortization	1,400	1,317	(83)	2,790	2,584	(206)
Marketing	167	117	(50)	1,496	1,456	(40)
Occupancy and equipment	2,011	2,692	681	4,318	5,332	1,014
Merchant fees	2,369	2,034	(335)	5,788	4,905	(883)
Other	1,483	6,858	5,375	3,632	8,722	5,090

Total general and administrative	10,150	15,711	5,561	24,367	30,258	5,891

Total expenses	$17,773	$24,097	$6,324	$40,179	$48,555	$8,376

Total number of employees from continuing operations at period end	273	280

Compensation and benefits Compensation and benefits expenses for the three months ended December 31, 2015 and 2014 were $7.6 million and $8.4 million, respectively. The decrease of $763 thousand for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 was primarily driven by decreased severance and retention expenses, lower non-cash stock compensation expenses and lower salaries expenses due to decreased headcount.

Compensation and benefits expenses for the six months ended December 31, 2015 and 2014 were $15.8 million and $18.3 million, respectively. The decrease of $2.5 million for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 was primarily driven by decreased non-cash compensation expenses as we did not grant any fully vested restricted stock units or options to any employees during the six months ended December 31, 2015, decreased severance and retention expenses and lower salaries and benefits expenses due to decreased headcount.

General and administrative General and administrative expenses for the three months ended December 31, 2015 and 2014 were $10.2 million and $15.7 million, respectively. The decrease of $5.5 million for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 was principally the result of a $5.0 million legal settlement included in other expenses during the three months ended December 31, 2014. Additionally, other expenses decreased primarily due to a decrease in travel and entertainment costs of $256 thousand. There was also a decrease in occupancy costs of $681 thousand, primarily related to cost savings on expired leases. These decreases were partially offset by an increase in merchant fee expenses of $335 thousand related to payment processing services performed by TMS.

General and administrative expenses for the six months ended December 31, 2015 and 2014 were $24.4 million and $30.3 million, respectively. The decrease of $5.9 million for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 was principally the result of a $5.0 million legal settlement included in other expenses during the six months ended December 31, 2014. There were also decreases in occupancy costs of $1.0 million, principally related to cost savings on expired leases, and lower third-party services expenses of $916 thousand, principally related to lower legal fees pertaining to certain tax matters, and temporary employment services. These decreases were partially offset by an increase in merchant fee expenses of $883 thousand related to payment processing services performed by TMS.

Other Income

Other income for the three and six months ended December 31, 2015 and 2014 consisted primarily of $281 thousand of settlement proceeds in each period from the liquidating trust under the confirmed plan of reorganization of The Education Resources Institute, Inc.

The remaining other income for three and six months ended December 31, 2015 consisted of $42 thousand and $77 thousand, respectively, in net interest income and $35 thousand and $58 thousand, respectively, in cash recoveries on previously defaulted education loans held by us. Other income for the three and six months ended December 31, 2014 consisted of $20 thousand and $56 thousand, respectively, in net interest income and $17 thousand and $37 thousand, respectively, in cash recoveries on previously defaulted education loans held by us. Net interest income for all periods presented primarily consisted of interest earned on cash and cash equivalents and short-term investments.

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

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of December 31, 2015 and June 30, 2015, totaling $78.7 million and $74.9 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2015 and June 30, 2015. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended December 31, 2014 was a net gain of $207 thousand, or $0.02 per common share. The $207 thousand net gain in such period was comprised of other income of $665 thousand and revenues of $202 thousand, partially offset by operating expenses of $660 thousand.

The discontinued operations of Union Federal, net of taxes, for the six months ended December 31, 2014 was a net loss of $2.7 million, or $(0.24) per common share. The $2.7 million net loss in such period was comprised of other expenses of $1.9 million and operating expenses of $1.6 million partially offset by revenues of $748 thousand.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Financial Condition

The changes in our financial condition for the six months ended December 31, 2015 are discussed below.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $49.1 million and $63.0 million at December 31, 2015 and June 30, 2015, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $13.9 million was primarily a result of cash used to fund continuing operations coupled with fundings for participation accounts and cash outflows for accrued expenses.

Restricted Cash

At December 31, 2015, restricted cash on our consolidated balance sheets was $183.7 million, of which $143.8 million was held by TMS, $38.4 million was held by Cology LLC and $1.5 million was held by FMER. Restricted cash at June 30, 2015 was $97.0 million, of which $94.6 million was held by TMS, $2.1 million was held by Cology LLC and $261 thousand was held by FMER.

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

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $4.5 million from $17.9 million at June 30, 2015 to $22.4 million at December 31, 2015, primarily due to additional fundings partially offset by net defaults.

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

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Student Account Center products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS’ clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the Cology LLC reporting unit include loan volume growth, revenues related to the cross-selling of Monogram-based products and services, client attrition, costs required to support the assumed volume of the business and discount rates. Cology LLC’s business would be adversely affected if any of the following were to occur: higher attrition rates than planned, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

At December 31, 2015, our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At December 31, 2015, our net intangible assets balance was $18.3 million, of which $13.9 million related to TMS and $4.4 million related to Cology LLC. During the six months ended December 31, 2015, we recorded amortization expense of $967 thousand related to TMS and $188 thousand related to Cology LLC.

Discontinued Operations

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At December 31, 2015, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” However, in February 2016, we extended the lease of our Mather, California location. The lease term was extended by six years to January 31, 2022 with a right to terminate the lease term after three years with proper notice in accordance with the lease provisions. The total cost of the lease extension is $1.2 million, of which $78 thousand will be paid prior to June 30, 2016, $189 thousand will be paid in fiscal 2017, $195 thousand will be paid in fiscal 2018, $201 thousand will be paid in fiscal 2019 and $545 thousand will be paid in fiscal 2020 and thereafter.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $102.2 million at June 30, 2015 to $92.3 million at December 31, 2015 primarily as a result of our net loss of $11.0 million, partially offset by an increase of $1.3 million in additional paid-in capital related to stock compensation.

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

Net cash used in operating activities from continuing operations for the six months ended December 31, 2015 was $12.2 million, compared with net cash used in operating activities from continuing operations of $15.6 million for the six months ended December 31, 2014. The $3.4 million decrease in net cash used in operating activities from continuing operations was principally the result of a decrease in net loss from continuing operations of $12.5 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $5.6 million and increased fundings for participation accounts of $3.8 million, driven by the timing of funding for new program year loan volume.

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

Net cash provided in investing activities from continuing operations for the six months ended December 31, 2015 was $2.5 million, compared with net cash provided by investing activities from continuing operations of $28.8 million for the six months ended December 31, 2014. The decline of $26.3 million in net cash provided by investing activities from continuing operations was primarily due to a decrease in proceeds from maturities of short-term investments of $31.1 million, slightly offset by decreased purchases of short-term investment of $5.2 million.

Net cash used in financing activities from continuing operations was $250 thousand for the six months ended December 31, 2015 compared to net cash used in financing activities from continuing operations of $513 thousand for the six months ended December 31, 2014. The improvement in net cash used in financing activities from continuing operations was primarily due to a decline in repurchases of common stock.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and six months ended December 31, 2015 and 2014 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(4,562)	$(12,637)	$(10,383)	$(22,922)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(420)	(368)	(1,199)	(1,318)
Distributions from service revenue receivables	587	440	2,213	1,806
Depreciation and amortization	1,400	1,317	2,790	2,584
Stock-based compensation	637	837	1,275	2,656
Change in TMS deferred revenue	(1,452)	(1,756)	(6)	(446)
Additions to property and equipment	(864)	(600)	(1,309)	(941)
Other, net of cash flows from Union Federal for the three and six months ended December 31, 2014	(14)	338	32	106

Non-GAAP net operating cash usage	$(4,688)	$(12,429)	$(6,587)	$(18,475)

“Net operating cash usage” for the three months ended December 31, 2015 decreased $7.7 million, or 62%, compared to the three months ended December 31, 2014. “Net operating cash usage” for the six months ended December 31, 2015 decreased $11.9 million, or 64%, compared to the six months ended December 31, 2014. The decrease in “net operating cash usage” for the three and six months ended December 31, 2015 was largely driven by a decline in expenses and further by an improvement in revenues.

“Net operating cash usage” included $91 thousand in cash generated by Union Federal and $204 thousand in cash used by Union Federal for the three and six months ended December 31, 2014, respectively, compared to no cash used by Union Federal for the three and six months ended December 30, 2015. The decline in cash used by Union Federal for the three and six months ended December 31, 2015 was driven by the dissolution of Union Federal in June 2015.

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

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Massachusetts Appellate Tax Board Matters

GATE Holdings, Inc. Taxable Years Ended June 30, 2004, 2005 and 2006

We are involved in several matters relating to the Massachusetts tax treatment of GATE, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. On January 28, 2015, the Massachusetts Supreme Judicial Court, or SJC, issued its opinion in these proceedings and affirmed the decision of the ATB. On October 13, 2015, the Supreme Court of the United States, or the Supreme Court, issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration.

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

On April 17, 2013, the ATB issued its opinion confirming the rules and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. The SJC has scheduled oral arguments for March 7, 2016. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

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

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2015, we had accrued a total income tax liability of $26.9 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of December 31, 2015, the range of potential change in our liability, excluding an assessment for penalties, was zero to $26.9 million.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of February 9, 2016, we have loan program agreements with three lender clients for Monogram-based loan programs. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Furthermore, we cannot be sure that, if we do reach acceptable terms with any particular party, we will do so in a timely or cost-effective manner. Our failure to timely and cost-effectively enter into loan program agreements could have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our capital resources as of December 31, 2015 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of December 31, 2015, the fair value of our funded credit enhancements was $22.4 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

As of December 31, 2015, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued an opinion confirming the rulings and findings included in the ATB Order. On January 28, 2015, the SJC issued an opinion affirming the decision of the ATB. On October 13, 2015, the Supreme Court issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. The SJC has scheduled oral arguments for March 7, 2016. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect the outcome for the taxable years ended June 30, 2008 and 2009 to be influenced by the SJC’s reconsideration of our appeal of the ATB’s findings related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of December 31, 2015, we had accrued a total income tax liability of $26.9 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include income taxes relating to uncertain tax positions under ASC 740, Income Taxes, the valuation of our service revenue receivables and deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

At December 31, 2015, we had $20.1 million of goodwill and $18.3 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. TMS’ business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of TMS school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. Cology LLC’s business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued four Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman,

noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. In 2015, the CFPB issued a “Mid-Year Update on Student Loan Complaints” that again was strongly focused on servicing and collection concerns, including co-signers, payment allocation among billing groups, and the ability of borrowers to obtain payoff statements to allow them to refinance their education loan obligations. Later in 2015, the CFPB issued a Student Loan Servicing Report, which reviewed and discussed public comments submitted in response to a Request for Information Regarding Student Loan Servicing published by the CFPB in the Federal Register. This CFPB action was exclusively focused on student loan servicing. The 2015 Annual Report again focused exclusively on student loan servicing issues. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

The CFPB, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve have each issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform and our fee-for-service offerings, including our TMS offerings and our Cology LLC offerings, together with our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009, and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.5% of the outstanding shares of FMD common stock as of December 31, 2015, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

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

THE FIRST MARBLEHEAD CORPORATION

Date: February 9, 2016	By:	/s/ Alan Breitman
Alan Breitman
Managing Director, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	2011 Stock Incentive Plan, as amended

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 30, 2015.