Form 10-Q
period 2016-03-31
FIRST MARBLEHEAD CORP
filed 2016-05-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 11,705,031 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 9, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 10, 2016.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$36,498	$47,004
Short-term investments, at cost	7,678	16,002
Restricted cash	66,227	96,964
Deposits for participation interest accounts, at fair value	22,573	17,876
Service revenue receivables, at fair value	10,716	12,151
Goodwill	20,066	20,066
Intangible assets, net	17,723	19,457
Property and equipment, net	4,722	5,259
Other assets	5,445	6,027

Total assets	$191,648	$240,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Restricted funds due to clients	$66,173	$96,854
Accounts payable, accrued expenses and other liabilities	7,623	12,392
Income taxes payable	27,751	27,233
Net deferred income tax liability	2,478	2,127

Total liabilities	104,025	138,606
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,857 and 12,606 shares issued; 11,705 and 11,534 shares outstanding	128	126
Additional paid-in capital	468,647	466,640
Accumulated deficit	(192,447)	(176,169)
Treasury stock, 1,152 and 1,072 shares held, at cost	(188,705)	(188,397)

Total stockholders’ equity	87,623	102,200

Total liabilities and stockholders’ equity	$191,648	$240,806

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Revenues:
Tuition payment processing fees	$9,132	$8,411	$27,110	$24,567
Administrative and other fees	5,042	4,275	15,245	12,060
Fair value changes to service revenue receivables	571	495	1,770	1,813

Total revenues	14,745	13,181	44,125	38,440
Expenses:
Compensation and benefits	8,738	9,580	24,550	27,877
General and administrative	11,105	11,113	35,472	41,371

Total expenses	19,843	20,693	60,022	69,248
Other income	76	37	492	411

Loss from continuing operations, before income taxes	(5,022)	(7,475)	(15,405)	(30,397)
Income tax expense from continuing operations	289	360	873	878

Net loss from continuing operations	(5,311)	(7,835)	(16,278)	(31,275)
Discontinued operations, net of taxes	—	(761)	—	(3,467)

Net loss	$(5,311)	$(8,596)	$(16,278)	$(34,742)

Net (loss) income per basic and diluted common share:
From continuing operations	$(0.46)	$(0.68)	$(1.40)	$(2.72)
From discontinued operations	—	(0.07)	—	(0.31)

Total basic and diluted net loss per common share	$(0.46)	$(0.75)	$(1.40)	$(3.03)

Basic and diluted weighted-average common shares outstanding	11,691	11,530	11,654	11,480

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net loss	$(5,311)	$(8,596)	$(16,278)	$(34,742)
Other comprehensive loss, net of tax:
Net unrealized losses on investments available-for-sale arising during the period	—	—	—	(138)
Reclassification adjustment for net realized gains included in net loss	—	—	—	(161)

Total other comprehensive loss	—	—	—	(299)

Total comprehensive loss	$(5,311)	$(8,596)	$(16,278)	$(35,041)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	12,260	$122	(960)	$(187,860)	$462,328	$(128,391)	$299	$146,498
Comprehensive loss:
Net loss	—	—	—	—	—	(34,742)	—	(34,742)
Accumulated other comprehensive loss	—	—	—	—	—	—	(299)	(299)

Total comprehensive loss	—	—	—	—	—	(34,742)	(299)	(35,041)
Net stock issuance from vesting of stock units	340	3	(110)	(522)	(3)	—	—	(522)
Stock-based compensation	—	—	—	—	3,465	—	—	3,465

Balance at March 31, 2015	12,600	$125	(1,070)	$(188,382)	$465,790	$(163,133)	$—	$114,400

Balance at June 30, 2015	12,606	$126	(1,072)	$(188,397)	$466,640	$(176,169)	$—	$102,200
Comprehensive loss:
Net loss	—	—	—	—	—	(16,278)	—	(16,278)

Total comprehensive loss	—	—	—	—	—	(16,278)	—	(16,278)
Net stock issuance from vesting of stock units	251	2	(80)	(308)	(2)	—	—	(308)
Stock-based compensation	—	—	—	—	2,009	—	—	2,009

Balance at March 31, 2016	12,857	$128	(1,152)	$(188,705)	$468,647	$(192,447)	$—	$87,623

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,278)	$(34,742)
Discontinued operations, net of tax	—	3,467
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,192	3,903
Deferred income tax expense	351	372
Stock-based compensation	2,009	3,465
Service revenue receivable distributions	3,205	2,755
Changes in assets/liabilities:
Participation interest accounts	(4,697)	(991)
Fair value increase to service revenue receivables	(1,770)	(1,813)
Other assets	582	(1,236)
Accounts payable, accrued expenses and other liabilities	(4,769)	3,231
Income taxes payable	518	502

Net cash used in operating activities – continuing operations	(16,657)	(21,087)
Net cash provided by operating activities – discontinued operations	—	25

Net cash used in operating activities	(16,657)	(21,062)
Cash flows from investing activities:
Purchases of short-term investments	(9,704)	(20,272)
Proceeds from maturities of short-term investments	18,028	50,325
Net decrease in restricted cash	30,737	18,666
Net decrease in restricted funds due to clients	(30,681)	(18,646)
Purchases of property and equipment	(1,921)	(1,759)

Net cash provided by investing activities – continuing operations	6,459	28,314
Net cash provided by investing activities – discontinued operations	—	80,362

Net cash provided by investing activities	6,459	108,676
Cash flows from financing activities:
Payments on capital lease obligations	—	(2)
Repurchases of common stock	(308)	(522)

Net cash used in financing activities – continuing operations	(308)	(524)
Net cash used in financing activities – discontinued operations	—	(52,718)

Net cash used in financing activities	(308)	(53,242)

Net (decrease) increase in cash and cash equivalents	(10,506)	34,372
Cash and cash equivalents, beginning of period	47,004	120,349

Cash and cash equivalents, end of period	36,498	154,721
Less: cash and cash equivalents of discontinued operations, end of period	—	114,063

Cash and cash equivalents of continuing operations, end of period	$36,498	$40,658

Supplemental disclosure of cash flow information from continuing operations:
Income taxes paid	$5	$5

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

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform). We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based loan program by funding participation interest accounts (participation accounts) to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC (TMS). TMS provides such services on behalf of approximately 640 educational institutions.

As of May 10, 2016, one of our current lender clients provides the majority of our Monogram-based loan program fees. As a result, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients.

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

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The impact of ASU 2014-09 on our consolidated financial statements is currently being assessed by management. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that amends the effective dates of ASU 2014-09. The requirements of ASU 2014-09 for public organizations are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

ASU 2016-02, Leases (Topic 842) (ASU 2016-02), is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. Early adoption is permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements.

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

Revenues and Expenses

The revenues and expenses of the discontinued operations of Union Federal presented in our consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015, after the effects of elimination entries, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenues	$—	$79	$—	$827
Total expenses	—	488	—	2,076
Total other expense	—	(352)	—	(2,217)

Loss from discontinued operations, before income taxes	—	(761)	—	(3,466)
Income tax expense	—	—	—	1

Discontinued operations, net of taxes	$—	$(761)	$—	$(3,467)

Other expense Other expense for the three months ended March 31, 2015 primarily related to fair value write-downs taken on Union Federal’s education loan and mortgage loan portfolios.

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

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2016	June 30, 2015
	(dollars in thousands)
Cash equivalents (money market funds)	$31,865	$37,845
Certificates of deposit	—	5,002
Interest-bearing deposits with banks	3,144	1,606
Non-interest-bearing deposits with banks	1,489	2,551

Total cash and cash equivalents	$36,498	$47,004

(4) Short-term Investments

Short-term investments of $7.7 million at March 31, 2016 and $16.0 million at June 30, 2015 consisted of certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 2.8 months to 5.0 months at March 31, 2016.

(5) Education Loans Held-to-Maturity

We hold a small portfolio of education loans held-to-maturity totaling $639 thousand at March 31, 2016 and $772 thousand at June 30, 2015, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at March 31, 2016 and June 30, 2015.

(6) Education Loans Held-for-Sale

We hold a small portfolio of education loans held-for-sale totaling $241 thousand at March 31, 2016 and $252 thousand at June 30, 2015, which were sold by Union Federal to an indirect subsidiary of FMD in June 2015, as part of Union Federal’s dissolution. This portfolio was classified within other assets on our consolidated balance sheet at March 31, 2016 and June 30, 2015.

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

The following table presents detailed activity related to our participation accounts for the three and nine months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning of period	$22,384	$16,498	$17,876	$15,834
Fundings	635	703	5,802	1,894
Defaults	(434)	(228)	(1,268)	(693)
Recoveries	56	7	130	80
Interest earned/other	132	86	271	190
Fair value adjustment	(200)	(241)	(238)	(480)

Balance, end of period	$22,573	$16,825	$22,573	$16,825

The amount of participation account administration fees paid into the participation accounts and subsequently withdrawn by FMD during the three months ended March 31, 2016 and 2015 was $1.1 million and $742 thousand, respectively, and during the nine months ended March 31, 2016 and 2015 was $2.9 million and $2.0 million, respectively.

Under three of our Monogram-based loan program agreements, FMD provides an amount of first-loss credit enhancement, funded upfront into a participation account by FMD, based on the loans originated and the expected lifetime gross defaults of the loans agreed to by the parties under the applicable loan program agreement. The maximum amount of credit exposure related to our first-loss credit enhancement arrangements is equal to the cash value of the amount on deposit in the participation account. The aggregate amount of our funded first-loss credit enhancement was $23.2 million as of March 31, 2016 and $18.5 million as of June 30, 2015.

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

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both March 31, 2016 and June 30, 2015, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant observable and unobservable inputs are discussed below.

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

	March 31, 2016				June 30, 2015
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$22,573	$22,573	$—	$—	$17,876	$17,876
Service revenue receivables	—	—	10,716	10,716	—	—	12,151	12,151

Total assets	$—	$—	$33,289	$33,289	$—	$—	$30,027	$30,027

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2016 and 2015. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates.

	Three months ended March 31,
	2016		2015
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$22,384	$11,137	$16,498	$13,491
Realized and unrealized (losses) gains	(578)	571	(462)	495
Net contributions (distributions)	767	(992)	789	(949)

Fair value, end of period	$22,573	$10,716	$16,825	$13,037

	Nine months ended March 31,
	2016		2015
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$17,876	$12,151	$15,834	$13,979
Realized and unrealized (losses) gains	(1,376)	1,770	(1,093)	1,813
Net contributions (distributions)	6,073	(3,205)	2,084	(2,755)

Fair value, end of period	$22,573	$10,716	$16,825	$13,037

The following table presents additional quantitative information about the assets recorded at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at March 31, 2016:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$22,573	Discounted cash flows	Discount rates	8-15%
			Annual prepayment rates	5.75-15.0%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.5%
Service revenue receivables	$10,716	Discounted cash flows	Discount rates	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at March 31, 2016 and June 30, 2015 were related to certain of the securitization trusts we previously facilitated. Substantially all of the education loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our deposits for participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not recorded at fair value on our consolidated balance sheets at March 31, 2016 and June 30, 2015. The carrying amount for these instruments approximates fair value principally due to their short maturities.

March 31, 2016	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$36,498	$36,498	$36,498	$—	$—
Short-term investments	7,678	7,678	7,678	—	—
Restricted cash	66,227	66,227	66,227	—	—
Financial Liabilities:
Restricted funds due to clients	$66,173	$66,173	$66,173	$—	$—

June 30, 2015	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,004	$47,004	$47,004	$—	$—
Short-term investments	16,002	16,002	16,002	—	—
Restricted cash	96,964	96,964	96,964	—	—
Financial Liabilities:
Restricted funds due to clients	$96,854	$96,854	$96,854	$—	$—

(9) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, during fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. Amortization expense related to the intangible asset is approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the nine months ended March 31, 2016.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. We also recorded intangible assets for the customer list acquired, certain technology necessary to support the customer relationships and the value of the TMS tradename. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased its customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both March 31, 2016 and June 30, 2015 and the adjusted cost basis of TMS’ customer list intangible was $17.9 million. The technology and tradename have a cost basis of $3.7 million and $2.0 million, respectively. The customer list and tradename intangible assets are being amortized over a 15-year period on a straight line basis. The technology intangible asset is being amortized over a six year period on a straight line basis. Amortization expense related to the customer list and tradename intangible assets is approximately $1.3 million per year. Amortization expense related to the technology intangible asset is approximately $608 thousand per year. We expect amortization of the intangible assets and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment during the nine months ended March 31, 2016.

(c) Intangible Assets

Intangible assets at March 31, 2016 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(7,601)	$15,999
Technology	6	3,650	(3,194)	456
Tradename	15	1,950	(682)	1,268

Total intangible assets at March 31, 2016		$29,200	$(11,477)	$17,723

Amortization expense recorded for the nine months ended March 31, 2016 was $1.7 million.

Estimated annual amortization expense for the remainder of fiscal 2016 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2016	$393	$151	$33	$577
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
2019	1,573	—	130	1,703
2020	1,573	—	130	1,703
Thereafter	9,314	—	715	10,029

Total	$15,999	$456	$1,268	$17,723

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

On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

•	GATE was properly taxable as a financial institution, rather than a business corporation, for each of the tax years at issue;

•	GATE was entitled to apportion its income under applicable provisions of Massachusetts tax law for each of the tax years at issue;

•	GATE properly calculated one of the two applicable apportionment factors used to calculate GATE’s financial institution excise tax;

•	GATE incorrectly calculated the other apportionment factor, which we refer to as the Property Factor, by excluding all principal from trust-owned education loans outside of Massachusetts rather than including such principal as Massachusetts loans for the purposes of GATE’s Massachusetts state tax returns; and

•	All penalties assessed to FMD and GATE were abated.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. On May 3, 2016, the SJC heard arguments on the appeal. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

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

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2016, we had accrued a total income tax liability of $27.1 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of March 31, 2016, the range of potential change in our liability, excluding an assessment for penalties, was zero to $27.1 million.

(b) TMS Guarantee Payments

TMS is subject to guarantee arrangements with certain educational institutions for a portion of eligible monthly education payment plans. We record a liability for those guarantee arrangements, which is included in other liabilities on our consolidated balance sheets. The liability pertaining to the guarantee arrangements was zero and $210 thousand at March 31, 2016 and June 30, 2015, respectively. We also record a bad debt expense if it is probable that a loss will result and the amount of the loss can be reasonably estimated. For the three and nine months ended March 31, 2016, we recorded approximately $87 thousand and $359 thousand, respectively, in bad debt expense related to the guarantee arrangements. This expense was included in general and administrative expenses in our consolidated statements of operations. A loss is incurred when TMS has made a payment to a school in accordance with the contracted payment program and the funds have yet to be received from the student or their family and the collection of the funds from the student or the family are no longer probable. Although we believe that our estimate related to TMS’ guarantee arrangements are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

(c) Cology LLC Contingent Liability

Under certain of Cology LLC’s loan origination agreements, it has agreed to indemnify those lender clients for certain claims and damages in connection with its performance under such agreements. As of June 30, 2015, we recorded a liability of $350 thousand, which was included in other liabilities on our consolidated balance sheet, with a corresponding contingent loss included in general and administrative expenses on our consolidated statement of operations. As of March 31, 2016, we have evaluated the liability and determined that there was no change to the $350 thousand balance. Based on the information obtained, combined with management’s judgment regarding all of the facts and circumstances of the matter, we determined that a contingent loss is probable and that the amount of such loss can be estimated, as ranging from approximately $13 thousand to $420 thousand. In determining the range and amount of the contingent loss, we took into consideration advice received from our external counsel, which has extensive experience in the specific matter, as well as other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and the contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

(11) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(dollars and shares in thousands, except per share amounts)
Net loss from continuing operations available and allocated to common shares outstanding	$(5,311)	$(7,835)	$(16,278)	$(31,275)
Income (loss) from discontinued operations, net of taxes, available and allocated to common shares outstanding	—	(761)	—	(3,467)

Net loss available and allocated to common shares outstanding	$(5,311)	$(8,596)	$(16,278)	$(34,742)

Net (loss) income per basic and diluted common share:
From continuing operations	$(0.46)	$(0.68)	$(1.40)	$(2.72)
From discontinued operations	—	(0.07)	—	(0.31)

Total basic and diluted net loss per common share	$(0.46)	$(0.75)	$(1.40)	$(3.03)

Basic and diluted weighted-average common shares outstanding	11,691	11,530	11,654	11,480

The following table presents the weighted-average shares outstanding for restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Restricted stock units	1,291	753	955	632
Stock options	600	601	600	601

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Specifically, we design, develop and manage loan programs on behalf of our lender clients for undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. These programs are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We may provide credit enhancements for a Monogram-based loan program by funding participation interest accounts, which we refer to as participation accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We also earn fees for the processing and disbursement of education loans on behalf of the credit union and other lender clients of FMD’s subsidiary Cology LLC.

In addition, we offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 640 educational institutions.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs, excluding our former bank subsidiary Union Federal Savings Bank, or Union Federal, for the three and nine months ended March 31, 2016 and 2015, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year.

	Three months ended March 31,
	2016			2015
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$10,355	$74,832	$85,187	$9,160	$95,136	$104,296
Disbursed Loans	52,664	282,582	335,246	47,980	264,161	312,141

	Nine months ended March 31,
	2016			2015
	Partnered Lending	Cology LLC	Total	Partnered Lending	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$120,830	$646,365	$767,195	$107,088	$560,101	$667,189
Disbursed Loans	124,943	700,094	825,037	109,587	581,139	690,726

The increase in partnered lending loan volume for the three and nine months ended March 31, 2016 as compared to the three and nine months ended March 31, 2015 was primarily the result of a stronger credit mix of applicants, which led to an improved application conversion rate.

The decrease in Cology LLC loan volume for the three months ended March 31, 2016 was primarily the result of a decrease in loan programs at existing clients, which led to fewer facilitated loans during the period as compared to the three months ended March 31, 2015. The increase in Cology LLC loan volume for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 was primarily the result of organic growth at existing clients, including new loan programs. In February 2016, Cology LLC provided termination notice of a material client contract, which became effective April 11, 2016. As a result, we expect loan volumes at Cology LLC to continue to decline going forward.

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

We believe that conditions in the capital markets were generally more favorable in fiscal 2015 and the first quarter of fiscal 2016 as compared to recent years. In particular, investors in asset-backed securities, or ABS, have demonstrated more interest in ABS backed by private education loans, which also has resulted in credit spreads being narrower during fiscal 2015 and the first quarter of fiscal 2016 as compared with earlier post financial crisis periods. Although we believe that conditions in the capital markets slightly weakened and that credit spreads began to widen during the six months ended March 31, 2016, we continue to believe that the overall trends indicate that the economics of private education loan ABS provide a viable alternative to financing private education loan portfolios. However, we have not completed a securitization transaction since fiscal 2008, and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends, in large part, on our ability to successfully and efficiently market our Monogram platform and TMS offerings so that we may grow and diversify our client base and revenues.

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

Although we believe that our capital resources as of March 31, 2016 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our state income tax returns, including the resolution of litigation pending before the Massachusetts Appellate Tax Board, or ATB, in the cases pertaining to the Massachusetts state income tax returns of FMD’s former subsidiary GATE Holdings, Inc., or GATE, for the taxable years ended June 30, 2008 and 2009. See Note 10, “Commitments and Contingencies—Massachusetts Appellate Tax Board Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information.

Outlook

Our long-term success depends on our ability to successfully and efficiently market our Monogram platform and TMS offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. As of May 10, 2016, we have loan program agreements based on our Monogram platform with three lender clients. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. We and one of our lender clients, which generates an immaterial portion of our Monogram-based loan program fees, have agreed not to renew our loan program agreement at the end of the term on May 31, 2016. Additionally, as one of our current lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the Monogram-based loan portfolios originated to date will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients. It is our view that returning to profitability will be dependent on a number of factors, including our ability to successfully and efficiently market our Monogram platform and TMS offerings, generate incremental loan volume through each of our clients or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, and continue to actively manage our expenses. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of loan acquisition.

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

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2016, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Nine Months Ended March 31, 2016 and 2015

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2016	2015	2016 - 2015	2016	2015	2016 - 2015
	(dollars in thousands)
Revenues:
Tuition payment processing fees	$9,132	$8,411	$721	$27,110	$24,567	$2,543
Administrative and other fees	5,042	4,275	767	15,245	12,060	3,185
Fair value changes to service revenue receivables	571	495	76	1,770	1,813	(43)

Total revenues	14,745	13,181	1,564	44,125	38,440	5,685
Total expenses	19,843	20,693	850	60,022	69,248	9,226
Other income	76	37	39	492	411	81

Loss from continuing operations, before income taxes	(5,022)	(7,475)	2,453	(15,405)	(30,397)	14,992
Income tax expense from continuing operations	289	360	71	873	878	5

Net loss from continuing operations	(5,311)	(7,835)	2,524	(16,278)	(31,275)	14,997
Discontinued operations, net of taxes	—	(761)	761	—	(3,467)	3,467

Net loss	$(5,311)	$(8,596)	$3,285	$(16,278)	$(34,742)	$18,464

The net loss from continuing operations for the three months ended March 31, 2016 was $5.3 million, or $(0.46) per common share, compared to a net loss from continuing operations of $7.8 million, or $(0.68) per common share, for the three months ended March 31, 2015. The decrease in the net loss from continuing operations was primarily attributable to increased revenues of $1.6 million coupled with an $850 thousand decrease in total expenses for the three months ended March 31, 2016 as compared to the prior year period.

The net loss from continuing operations for the nine months ended March 31, 2016 was $16.3 million, or $(1.40) per common share, compared to a net loss from continuing operations of $31.3 million, or $(2.72) per common share, for the nine months ended

March 31, 2015. The decrease in the net loss from continuing operations was primarily attributable to a $9.2 million decrease in total expenses, principally the result of a $5.0 million legal settlement accrued during the nine months ended March 31, 2015 and decreases in compensation and benefits expenses and occupancy costs of $3.3 million and $1.4 million, respectively, for the nine months ended March 31, 2016 as compared to the prior year period. A $5.7 million increase in revenues for the nine months ended March 31, 2016 as compared to the prior year period also contributed to the decreased net loss from continuing operations.

Revenues

Revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support, fees for portfolio management services and fees related to our Monogram platform. Revenues also include fair value changes related to service revenue receivables.

Revenues for the three months ended March 31, 2016 were $14.7 million, an increase of $1.6 million from the three months ended March 31, 2015. The increase in revenues was primarily due to increases of $767 thousand in administrative and other fees and $721 thousand in tuition management fees. The increase in administrative and other fees consisted of increases of $578 thousand in Monogram-based fee revenues, $122 thousand in revenues from portfolio management services, primarily related to the fees earned in connection with a license and services agreement FMD entered into in July 2015, and $67 thousand in fee income from Cology LLC. The increase in revenues was also attributable in part to an increase in the fair value of our service revenue receivables of $76 thousand.

Revenues for the nine months ended March 31, 2016 were $44.1 million, an increase of $5.7 million from the nine months ended March 31, 2015. The increase in revenues was primarily due to increases of $3.2 million in administrative and other fees and $2.5 million in tuition management fees. The increase in administrative and other fees consisted of increases of $1.8 million in Monogram-based fee revenues, $811 thousand in fee income from Cology LLC and $596 thousand in revenues from portfolio management services, primarily related to the fees earned in connection with a license and services agreement FMD entered into in July 2015.

Due to the nature of the recurring fee structure under our Monogram-based loan programs, our Monogram-based fee revenues increase as portfolio sizes at our lender clients grow. The increase in Monogram-based fee revenues for the three and nine months ended March 31, 2016 was primarily the result of increased loan portfolio balances and an increase in loan disbursements, the effects of which were slightly offset by an increase in defaulted loans at our lender clients. The increase in fee income from Cology LLC for the three and nine months ended March 31, 2016 was primarily driven by increased loan disbursements and application related fees. The increase in tuition management fees for the three and nine months ended March 31, 2016 was primarily due to an increase in enrollment fees, transaction revenue, merchant services fees and refund revenue, partially offset by a decline in late fee revenues.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At March 31, 2016, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Expenses

The following table reflects the composition of expenses:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2016	2015	2016 - 2015	2016	2015	2016 - 2015
	(dollars in thousands)
Compensation and benefits	$8,738	$9,580	$842	$24,550	$27,877	$3,327
General and administrative:
Third-party services	3,157	2,998	(159)	9,500	10,257	757
Depreciation and amortization	1,402	1,319	(83)	4,192	3,903	(289)
Marketing	165	195	30	1,661	1,651	(10)
Occupancy and equipment	1,991	2,388	397	6,309	7,720	1,411
Merchant fees	2,771	2,338	(433)	8,559	7,243	(1,316)

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2016	2015	2016 - 2015	2016	2015	2016 - 2015
	(dollars in thousands)
Other	1,619	1,875	256	5,251	10,597	5,346
Total general and administrative	11,105	11,113	8	35,472	41,371	5,899

Total expenses	$19,843	$20,693	$850	$60,022	$69,248	$9,226

Total number of employees from continuing operations at period end	273	281

Compensation and benefits Compensation and benefits expenses for the three months ended March 31, 2016 and 2015 were $8.7 million and $9.6 million, respectively. The decrease of $842 thousand for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily driven by decreased severance and retention expenses, lower non-cash stock compensation expenses and lower salaries expenses due to decreased headcount.

Compensation and benefits expenses for the nine months ended March 31, 2016 and 2015 were $24.6 million and $27.9 million, respectively. The decrease of $3.3 million for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 was primarily driven by decreased non-cash compensation expenses as we did not grant any fully vested restricted stock units or options to any employees during the nine months ended March 31, 2016, decreased severance and retention expenses and lower salaries and benefits expenses due to decreased headcount.

General and administrative General and administrative expenses for the three months ended March 31, 2016 and 2015 were $11.1 million for both periods. The decrease of $8 thousand for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was principally the result of a decrease in occupancy costs of $397 thousand, primarily related to cost savings on expired leases, and a decrease in other expenses of $256 thousand, primarily due to a decrease in travel and entertainment costs of $342 thousand. These decreases were partially offset by an increase in merchant fee expenses of $433 thousand related to payment processing services performed by TMS.

General and administrative expenses for the nine months ended March 31, 2016 and 2015 were $35.5 million and $41.4 million, respectively. The decrease of $5.9 million for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 was principally the result of a $5.0 million legal settlement included in other expenses during the nine months ended March 31, 2015. There were also decreases in occupancy costs of $1.4 million, principally related to cost savings on expired leases, and lower third-party services expenses of $757 thousand, principally related to lower legal fees pertaining to certain tax matters, and temporary employment services. These decreases were partially offset by an increase in merchant fee expenses of $1.3 million related to payment processing services performed by TMS.

Other Income

Other income for the nine months ended March 31, 2016 and 2015 consisted primarily of $281 thousand of settlement proceeds in each period from the liquidating trust under the confirmed plan of reorganization of The Education Resources Institute, Inc.

The remaining other income for three and nine months ended March 31, 2016 consisted of $55 thousand and $132 thousand, respectively, in net interest income and $21 thousand and $79 thousand, respectively, in cash recoveries on previously defaulted education loans held by us. Other income for the three and nine months ended March 31, 2015 consisted of $17 thousand and $73 thousand, respectively, in net interest income and $20 thousand and $57 thousand, respectively, in cash recoveries on previously defaulted education loans held by us. Net interest income for all periods presented primarily consisted of interest earned on cash and cash equivalents and short-term investments.

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

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of March 31, 2016 and June 30, 2015, totaling $79.9 million and $74.9 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2016 and June 30, 2015. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Discontinued Operations, Net of Taxes

The discontinued operations of Union Federal, net of taxes, for the three months ended March 31, 2015 was a net loss of $761 thousand, or $(0.07) per common share. The $761 thousand net loss in such period was comprised of operating expenses of $488 thousand and other expenses of $352 thousand, partially offset by revenues of $79 thousand.

The discontinued operations of Union Federal, net of taxes, for the nine months ended March 31, 2015 was a net loss of $3.5 million, or $(0.31) per common share. The $3.5 million net loss in such period was comprised of other expenses of $2.2 million and operating expenses of $2.1 million, partially offset by revenues of $827 thousand.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Financial Condition

The changes in our financial condition for the nine months ended March 31, 2016 are discussed below.

Continuing Operations

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $44.2 million and $63.0 million at March 31, 2016 and June 30, 2015, respectively, representing interest-bearing and non-interest bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions.

The decrease of $18.8 million was primarily a result of cash used to fund continuing operations coupled with fundings for participation accounts and cash outflows for accrued expenses.

Restricted Cash

At March 31, 2016, restricted cash on our consolidated balance sheets was $66.2 million, of which $64.2 million was held by TMS, $1.5 million was held by Cology LLC and $479 thousand was held by FMER. Restricted cash at June 30, 2015 was $97.0 million, of which $94.6 million was held by TMS, $2.1 million was held by Cology LLC and $261 thousand was held by FMER.

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

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $4.7 million from $17.9 million at June 30, 2015 to $22.6 million at March 31, 2016, primarily due to additional fundings partially offset by net defaults.

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

At March 31, 2016, our goodwill balance was $20.1 million, of which $19.5 million related to TMS and $518 thousand related to Cology LLC.

At March 31, 2016, our net intangible assets balance was $17.7 million, of which $13.4 million related to TMS and $4.3 million related to Cology LLC. During the nine months ended March 31, 2016, we recorded amortization expense of $1.5 million related to TMS and $283 thousand related to Cology LLC.

Discontinued Operations

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. Except for the matters discussed below, at March 31, 2016, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

In February 2016 we extended the lease of our Mather, California location. The lease term was extended by six years to January 31, 2022 with a right to terminate the lease term after three years with proper notice in accordance with the lease provisions. The total cost of the lease extension is $1.2 million, of which $47 thousand was paid during the three months ended March 31, 2016, $31 thousand is required to be paid prior to June 30, 2016, $189 thousand is required to be paid in fiscal 2017, $195 thousand is required to be paid in fiscal 2018, $201 thousand is required to be paid in fiscal 2019 and $545 thousand is required to be paid in fiscal 2020 and thereafter.

In March 2016 we extended and expanded the lease of our data center in Northborough, Massachusetts to commence in August 2016. The total cost of the lease extension is $262 thousand, of which $120 thousand is required to be paid in fiscal 2017, $131 thousand is required to be paid in fiscal 2018 and $11 thousand is required to be paid in fiscal 2019.

In March 2016 we entered into a new lease for an additional data center in Boyers, Pennsylvania to commence in August 2016. The total cost of the lease is $131 thousand, of which $41 thousand is required to be paid in fiscal 2017, $83 thousand is required to be paid in fiscal 2018 and $7 thousand is required to be paid in fiscal 2019.

In addition, in April 2016 we extended the lease for a portion of the space at our Medford, Massachusetts location by two months, to May 31, 2017. The total cost of the lease extension is $186 thousand, which is required to be paid in fiscal 2017.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $102.2 million at June 30, 2015 to $87.6 million at March 31, 2016 primarily as a result of our net loss of $16.3 million, partially offset by an increase of $2.0 million in additional paid-in capital related to stock compensation.

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

Net cash used in operating activities from continuing operations for the nine months ended March 31, 2016 was $16.7 million, compared with net cash used in operating activities from continuing operations of $21.1 million for the nine months ended March 31, 2015. The $4.4 million decrease in net cash used in operating activities from continuing operations was principally the result of a decrease in net loss from continuing operations of $15.0 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $8.0 million and increased fundings for participation accounts of $3.7 million, driven by the timing of funding for new program year loan volume.

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

Net cash provided by investing activities from continuing operations for the nine months ended March 31, 2016 was $6.5 million, compared with net cash provided by investing activities from continuing operations of $28.3 million for the nine months ended March 31, 2015. The decline of $21.8 million in net cash provided by investing activities from continuing operations was primarily due to a decrease in proceeds from maturities of short-term investments of $32.3 million, slightly offset by decreased purchases of short-term investment of $10.6 million.

Net cash used in financing activities from continuing operations for the nine months ended March 31, 2016 was $308 thousand, compared to net cash used in financing activities from continuing operations of $524 thousand for the nine months ended March 31, 2015. The improvement in net cash used in financing activities from continuing operations was primarily due to a decline in repurchases of common stock.

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we intend to fund our long-term liquidity requirements through a combination of revenues from operations and various financing vehicles, although the availability of any particular financing vehicle is subject to uncertainty. We may also utilize issuances of common stock, promissory notes or other securities or the potential sale of certain assets of FMD. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to FMD stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of or eliminate one or more aspects of our operational activities, which could harm our business.

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform and TMS offerings, gain market share and remain competitive at pricing levels favorable to us;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009, and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized or sold.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and nine months ended March 31, 2016 and 2015 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(5,022)	$(7,475)	$(15,405)	$(30,397)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(571)	(495)	(1,770)	(1,813)
Distributions from service revenue receivables	992	949	3,205	2,755
Depreciation and amortization	1,402	1,319	4,192	3,903
Stock-based compensation	734	809	2,009	3,465
Change in TMS deferred revenue	(1,822)	(1,274)	(1,828)	(1,720)
Additions to property and equipment	(612)	(818)	(1,921)	(1,759)
Other, net of cash flows from Union Federal for the three and nine months ended March 31, 2015	219	(276)	251	(170)

Non-GAAP net operating cash usage	$(4,680)	$(7,261)	$(11,267)	$(25,736)

“Net operating cash usage” for the three months ended March 31, 2016 decreased $2.6 million, or 36%, compared to the three months ended March 31, 2015. “Net operating cash usage” for the nine months ended March 31, 2016 decreased $14.5 million, or 56%, compared to the nine months ended March 31, 2015. The decrease in “net operating cash usage” for the three and nine months ended March 31, 2016 was largely driven by a decline in expenses and further by an improvement in revenues.

“Net operating cash usage” included $443 thousand and $647 thousand in cash used by Union Federal for the three and nine months ended March 31, 2015, respectively, compared to no cash used by Union Federal for the three and nine months ended March 31, 2016. The decline in cash used by Union Federal for the three and nine months ended March 31, 2016 was driven by the dissolution of Union Federal in June 2015.

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

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (FMD’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

•	GATE was properly taxable as a financial institution, rather than a business corporation, for each of the tax years at issue;

•	GATE was entitled to apportion its income under applicable provisions of Massachusetts tax law for each of the tax years at issue;

•	GATE properly calculated one of the two applicable apportionment factors used to calculate GATE’s financial institution excise tax;

•	GATE incorrectly calculated the other apportionment factor, which we refer to as the Property Factor, by excluding all principal from trust-owned education loans outside of Massachusetts rather than including such principal as Massachusetts loans for the purposes of GATE’s Massachusetts state tax returns; and

•	All penalties assessed to FMD and GATE were abated.

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

On April 17, 2013, the ATB issued its opinion confirming the rules and findings included in the ATB Order. On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and heard arguments on the appeal on October 7, 2014. On January 28, 2015, the SJC issued its opinion affirming the decision of the ATB. On February 11, 2015, we filed a petition for rehearing on this matter with the SJC, which was denied by the SJC on March 2, 2015. On May 31, 2015, we filed a petition for a writ of certiorari with the Supreme Court. On October 13, 2015, the Supreme Court summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. On May 3, 2016, the SJC heard arguments on the appeal. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

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

We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2016, we had accrued a total income tax liability of $27.1 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may change within the next 12 months depending on the SJC’s reconsideration of our appeal of the ATB’s findings in the cases pertaining to GATE’s taxable years ended June 30, 2004, 2005 and 2006 as well as the outcome of the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. As of March 31, 2016, the range of potential change in our liability, excluding an assessment for penalties, was zero to $27.1 million.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	We have incurred net losses since fiscal 2008 and could incur losses in the future.

•	Challenges exist in implementing revisions to our business model.

•	The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

•	If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing system, our business could be adversely affected.

•	Our business processes are becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

•	Our liquidity could be adversely affected if we are unable to successfully resolve our pending state tax matters.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	Our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

•	The price of FMD common stock may be volatile.

In addition, we added the following risk factor:

•	While FP Resources USA Inc. has submitted a preliminary non-binding indication of interest regarding a possible acquisition of us, there can be no assurance that the discussions will advance beyond the preliminary stage or that any acquisition or other transaction will be pursued or completed.

Risks Related to Our Industry, Business and Operations

We have incurred net losses since fiscal 2008 and could incur losses in the future.

We have generated significant net losses since fiscal 2008, and may continue to incur losses. There can be no assurance that we will report net income in any future period. We must develop new lender client relationships and substantially increase our revenues derived from our Monogram platform and TMS offerings. We are actively managing our expenses in the current economic environment and in light of the status of our business. To the extent that we are not able to increase our revenues and continue to manage our operating expenses, we will continue to experience net losses.

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as loan origination services and portfolio management. In fiscal 2010, we completed the development of our Monogram platform, including an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. In fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to educational institutions and students through TMS. In fiscal 2013, we began providing education loan processing and disbursement services to credit union and other lender clients through Cology LLC. Successful sales of our service offerings, particularly our Monogram platform and TMS offerings, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. As of May 10, 2016, we have loan program agreements with three lender clients for Monogram-based loan programs. We and one of our lender clients, which generates an immaterial portion of our Monogram-based loan program fees, have agreed not to renew our loan program agreement at the end of the term on May 31, 2016. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Furthermore, we cannot be sure that, if we do reach acceptable terms with any particular party, we will do so in a timely or cost-effective manner. Our failure to timely and cost-effectively enter into loan program agreements could have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our capital resources as of March 31, 2016 are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. Insufficient funds could require us to, among other things, terminate employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of March 31, 2016, the fair value of our funded credit enhancements was $22.6 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial position and could damage business prospects for our Monogram platform.

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

As of March 31, 2016, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued an opinion confirming the rulings and findings included in the ATB Order. On January 28, 2015, the SJC issued an opinion affirming the decision of the ATB. On October 13, 2015, the Supreme Court issued an order granting our petition for a writ of certiorari, summarily vacated the decision issued by the SJC on January 28, 2015 and remanded the case to the SJC for further consideration. The SJC must now reconsider our appeal of the ATB’s findings with regard to the Property Factor. On November 30, 2015, we filed our supplemental brief with the SJC. On December 30, 2015, the Commissioner filed its supplemental brief with the SJC. On January 13, 2016, we filed our reply brief with the SJC. On May 3, 2016, the SJC heard arguments on the appeal. If we are unsuccessful in the SJC’s reconsideration of our appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for GATE’s taxable years ended June 30, 2008 and 2009, which included an assessment for penalties of $4.1 million. We have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of GATE’s taxable years ended June 30, 2004, 2005 and 2006. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. While we have filed an appeal on this matter with the ATB, it is on hold pending resolution of the petition for a writ of certiorari we filed with the Supreme Court on May 31, 2015 related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We expect the outcome for the taxable years ended June 30, 2008 and 2009 to be influenced by the SJC’s reconsideration of our appeal of the ATB’s findings related to GATE’s taxable years ended June 30, 2004, 2005 and 2006. We plan to vigorously pursue the litigation pending before the ATB in the cases pertaining to GATE’s taxable years ended June 30, 2008 and 2009. If we are unsuccessful in this litigation, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. As of March 31, 2016, we had accrued a total income tax liability of $27.1 million, including interest, related to GATE’s tax returns for the taxable years ended June 30, 2008 and 2009, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

At March 31, 2016, we had $20.1 million of goodwill and $17.7 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued four Annual Reports. The first of these reports, the 2012 Annual Report of the Student Loan Ombudsman, noted concerns that education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices will continue to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. In 2015, the CFPB issued a “Mid-Year Update on Student Loan Complaints” that again was strongly focused on servicing and collection concerns, including co-signers, payment allocation among billing groups, and the ability of borrowers to obtain payoff statements to allow them to refinance their education loan obligations. Later in 2015, the CFPB issued a Student Loan Servicing Report, which reviewed and discussed public comments submitted in response to a Request for Information Regarding Student Loan Servicing published by the CFPB in the Federal Register. This CFPB action was exclusively focused on student loan servicing. The 2015 Annual Report again focused exclusively on student loan servicing issues. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. We also expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

In October 2016, creditors will be required to implement new regulations adopted by the Department of Defense under the Military Lending Act. These regulations would, among other things, require a private student loan creditor to identify borrowers who are entitled to the Military Lending Act’s protections and provide such borrowers with special disclosures. In addition, the new regulations will prohibit certain contractual terms, such as mandatory arbitration clauses.

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

The CFPB, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and the Department of Education have each issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, a return to profitability is dependent on a number of factors, including the facilitation of Monogram-based loan volumes substantially in excess of those that have been originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs or other financing alternatives, expense management and growth at TMS. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

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

The trading price of FMD common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of FMD common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform and our fee-for-service offerings, including our TMS offerings, together with our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	The resolution of our appeal of the ATB Order in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2004, 2005 and 2006, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009, and the litigation pending before the ATB in the cases pertaining to GATE’s Massachusetts state income tax returns for the taxable years ended June 30, 2008 and 2009;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at us;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of FMD common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance;

•	Our ability to effectively and efficiently manage our expense base; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

There are certain investors that hold large blocks of FMD common stock, which could impact the outcome of key transactions. In addition, FMD’s directors and executive officers owned approximately 10.5% of the outstanding shares of FMD common stock as of March 31, 2016, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by FMD stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive FMD stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of FMD common stock.

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

While FP Resources USA Inc. has submitted a preliminary non-binding indication of interest regarding a possible acquisition of us, there can be no assurance that the discussions will advance beyond the preliminary stage or that any acquisition or other transaction will be pursued or completed.

On March 25, 2016, FP Resources USA Inc., a corporation organized in Delaware and controlled by John Risley, which we believe owns approximately 14.9% of our Common Stock and which we refer to as FP Resources, filed an amendment to its Schedule 13D indicating it and Mr. Risley had initiated exploratory discussions with us regarding a possible acquisition of us by FP Resources. While FP Resources has submitted a non-binding indication of interest, the discussions are preliminary in nature and there can be no assurance that the discussions will advance beyond the preliminary stage or that any acquisition or other transaction will be pursued or completed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended March 31, 2016 regarding shares of FMD common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—31, 2016	—	—	—	N/A
February 1—29, 2016	13,681	$4.23	—	N/A
March 1—31, 2016	—	—	—	N/A

Total Purchases of Equity Securities(1)	13,681	$4.23	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of FMD common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and expired on September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 10, 2016	By:	/s/ Alan Breitman
Alan Breitman
Managing Director, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Letter Agreement, dated March 3, 2016, between the Registrant and Alan Breitman

10.2	Fourth Amendment to Lease, dated April 14, 2016, by and between the Registrant and DIV Cabot Road, LLC

10.3(2)	Letter Agreement, dated April 28, 2016, between the Registrant and Seth Gelber

10.4(3)	Indemnification Agreement, dated April 28, 2016, between the Registrant and Seth Gelber

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016.
(2)	Incorporated by reference to exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.
(3)	Incorporated by reference to exhibit 99.2 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.